Form 10-K
period 1993-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-03-28
CIK 71344

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                     OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to

                        Commission file number 1-1150

                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY

     A New York                                    I.R.S. Employer
     Corporation                            Identification No. 04-1664340

                125 High Street, Boston, Massachusetts  02110

                       Telephone Number (617) 743-9800


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
              Title of each class             on which registered
              See attachment                  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.


              THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF
FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE
FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes..X..No.....

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]*

*Not applicable

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                    None

                                                           Attachment


Title of each class

DEBENTURES:

 $45,000,000     Principal Amount of 38 Year 4 5/8% Debentures,
                 Due April 1, 1999
 $50,000,000     Principal Amount of 40 Year 4 1/2% Debentures,
                 Due July 1, 2002
 $60,000,000     Principal Amount of 40 Year 4 5/8% Debentures,
                 Due July 1, 2005
$100,000,000     Principal Amount of 39 Year 6 1/8% Debentures,
                 Due October 1, 2006
$200,000,000     Principal Amount of 35 Year 7 3/8% Debentures,
                 Due October 15, 2007
$125,000,000     Principal Amount of 40 Year 6 3/8% Debentures,
                 Due September 1, 2008
$350,000,000     Principal Amount of 40 Year 7 7/8% Debentures,
                 Due November 15, 2029
$100,000,000     Principal Amount of 40 Year 9% Debentures,
                 Due August 1, 2031
$100,000,000     Principal Amount of 30 Year 7 7/8% Debentures,
                 Due September 1, 2022
$250,000,000     Principal Amount of 30 Year 6 7/8% Debentures,
                 Due October 1, 2023

NOTES:

$100,000,000     Principal Amount of 10 Year 8 5/8% Notes,
                 Due August 1, 2001
$100,000,000     Principal Amount of 7 Year 6.15% Notes,
                 Due September 1, 1999
$175,000,000     Principal Amount of 5 Year 6 1/4% Notes,
                 Due December 15, 1997
$225,000,000     Principal Amount of 10 Year 6 1/4% Notes,
                 Due March 15, 2003
$100,000,000     Principal Amount of 7 Year 5 3/4% Notes,
                 Due May 1, 2000
$100,000,000     Principal Amount of 5 Year 5.05% Notes,
                 Due October 1, 1998

                              TABLE OF CONTENTS
                                   PART I
Item                                                                   Page
 1.  Business (Abbreviated Pursuant to General Instruction J(2)) . .     4
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    14
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    14
 4.  Submission of Matters to a Vote of Security Holders
       (Omitted pursuant to General Instruction J(2))
                                   PART II
 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters (Inapplicable)
 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .    16
 7. Management's Discussion and Analysis of Results of Operations (Management's Narrative Analysis of Results of Operations
        is provided pursuant to General Instruction J(2)). . . . . .    17
 8.  Financial Statements and Supplementary Data:
        Report of Management . . . . . . . . . . . . . . . . . . . .    24
        Report of Independent Accountants. . . . . . . . . . . . . .    26
        Statements:
          Statements of Income and Retained Earnings for each of
            the Three Years in the Period Ended December 31, 1993  .    27
          Balance Sheets as of December 31, 1993 and 1992  . . . . .    28
          Statements of Cash Flows for each of the Three Years in
            the Period Ended December 31, 1993 . . . . . . . . . . .    30
          Notes to Financial Statements  . . . . . . . . . . . . . .    31
        Supplementary Information:
          Quarterly Financial Information (Unaudited). . . . . . . .    46
 9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure . . . . . . . . . . . . . . . . . .    46
                                  PART III
               (Omitted Pursuant to General Instruction J(2))
10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12.  Security Ownership of Certain Beneficial Owners and
        Management
13.  Certain Relationships and Related Transactions
                                   PART IV
14.  Exhibits, Financial Statement Schedules and Reports
        on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .    47

                                   PART I

Item 1.  BUSINESS

General

     New England Telephone and Telegraph Company (the "Company") was incorporated in 1883 under the laws of the State of New York, has its principal executive offices at 125 High Street, Boston, Massachusetts 02110 (telephone number 617-743-9800) and is engaged primarily in providing telecommunications services in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX").

Telecommunications Services

     The Company is engaged primarily in providing two types of telecommunications services, exchange telecommunications and exchange access, in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

     Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which a former Bell System local exchange company ("LEC") operating within such territory may provide telecommunications services (see "Operations Under the Modification of Final Judgment" below).
Exchange telecommunications service may include long distance service as well as local service within LATAs. Examples of exchange telecommunications services include switched local residential and business services, long distance service, private line voice and data services, Wide Area Telecommunications Service ("WATS") and Centrex services.

     Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers.
Examples of exchange access services include switched access and special access services.

     Certain billing and collection services are performed by the Company for other carriers, primarily American Telephone and Telegraph Company ("AT&T"), and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In
1993, approximately 1% of operating revenues were derived from such billing and collection services. In 1990, the Company and AT&T signed a six-year contract extending the Company's role as an AT&T long distance billing and collection agent. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions performed by the Company. The contract expires on December 31, 1995.

     There are six LATAs that comprise the area served by the Company and they are referred to as follows: Eastern Massachusetts, Western
Massachusetts, Maine, New Hampshire, Rhode Island and Vermont.

     The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                             In Thousands
                              1993     1992     1991     1990     1989
Network Access Lines
in Service. . . . . . . .     5,906    5,721    5,604    5,544    5,461

     Sizeable areas and many localities within the territories served by the Company are served by nonaffiliated telephone companies that had approximately 212,000 network access lines in service in those territories on December 31, 1993. The Company does not furnish local service in the areas and localities served by such companies.

     For the year ending December 31, 1993, approximately 93% of the total operating revenues of the Company were derived from telecommunications services. In 1993, one customer, AT&T, accounted for approximately 15% of such revenues, primarily in network access and other revenues. The remaining approximate 7% of total operating revenues was from other sources, primarily licensing fees for telephone directories.

     Telesector Resources Group, Inc.

     Telesector Resources Group, Inc. ("Telesector Resources") is a wholly-owned subsidiary of the Company and New York Telephone
Company ("New York Telephone"), also a wholly-owned subsidiary of NYNEX. In 1990, NYNEX Materiel Enterprises Company was transferred from NYNEX to the Company and to New York Telephone (collectively, the "Telephone Companies") and then merged into another jointly owned subsidiary, NYNEX Service Company, which was renamed Telesector
Resources. The Company has a 33 1/3% ownership in Telesector Resources and shares voting rights equally with the other owner, New York Telephone.

     The Telephone Companies have consolidated all or part of many regional service and support functions into Telesector Resources. Regional service functions are interstate access services, operator services, public communications, sales, market area services, corporate services, information services, labor relations, engineering/construction and business planning. Support functions are quality and process re-engineering, marketing, technology and planning, public relations, legal and human resources. In addition, Telesector
Resources provides various procurement, procurement support and materials management services to the Telephone Companies, on a nonexclusive basis. These services include product evaluation, contracting, purchasing, materials management and disposition, warehousing, transportation, and equipment repair management. Under a reciprocal services agreement, the Company provides certain administrative and other services for Telesector Resources.

     Each of the seven regional holding companies ("RHCs") formed in connection with the AT&T divestiture owns an equal interest in Bell Communications Research, Inc. ("Bellcore") (see "Operations Under the Modification of Final Judgment" below). Bellcore furnishes to the LECs, including the Company, and certain of their subsidiaries technical and support services (that include research and development) relating to exchange telecommunications and exchange access services that can be provided more efficiently on a centralized basis. Bellcore serves as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government.

Certain Affiliated Business Operations

     NYNEX Information Resources Company

     The Company has agreements with NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, pursuant to which Information Resources pays a fee to the Company for the right to produce, publish and distribute alphabetical (White Pages) and classified (Yellow Pages) directories for the Company.

Business Restructuring

     In the fourth quarter of 1993, the Company recorded charges of approximately $619 million for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

Capital Expenditures

     The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1989 through 1993 are set forth below:

                              In Millions

                     1993 . . . . . . . . . . . $819
                     1992 . . . . . . . . . . . $782
                     1991 . . . . . . . . . . . $751
                     1990 . . . . . . . . . . . $868
                     1989 . . . . . . . . . . . $858

Operations Under the Modification of Final Judgment

     The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. On August 24, 1982, the United States District Court for the District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. On February 28, 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

     As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, including the Company, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising.
 Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Company is still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates
("Equal Access"). Included in capital expenditures for the period 1989 through 1993 are costs in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

     MFJ Court approval to engage in any of the prohibited activities is normally predicated upon a showing to the MFJ Court that there is no substantial possibility that an RHC could use its monopoly power to impede competition in the market it seeks to enter. The MFJ Court has established procedures for dealing with requests by an RHC to enter new businesses. Such requests must first be submitted to the DOJ for its review. After DOJ review, the RHC seeks approval directly from the MFJ Court. The MFJ Court will consider the recommendation of the DOJ in deciding whether a specific request should be granted.

     On July 25, 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. On May 28, 1993, the United States Court of Appeals for the District of Columbia affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. On November 15, 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Regulated Services

     Intrastate communications services offered by the Company are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below). Interstate communications services offered by the Company are regulated by the Federal Communications Commission ("FCC")
(see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between the Company and the other subsidiaries of NYNEX.

State Regulatory Matters

     Set forth below is a description of certain intrastate regulatory proceedings with respect to changes in rates and revenues1/.

     The net annual intrastate revenue reduction ordered for the Company, comprised of both reductions in rates and one-time credits to customers, was approximately $6.2 million, $9.0 million and $4.4 million for 1993, 1992, and 1991, respectively.

     Maine

     On May 1, 1992, the Maine Public Utilities Commission ("MPUC") issued a Notice of Proceeding to commence a comprehensive investigation regarding the Company's cost of service and rate design. The Company filed its comprehensive rate design proposal with the MPUC on July 6, 1992.
Although the Company did not seek to increase the overall revenues it receives, the rate design proposal would affect the rates charged for various services. The rate design proposal seeks a reduction in rates for message telecommunications and related toll services, a corresponding decrease in access rates and an increase in residence basic exchange service rates.

     At a March 11, 1994 deliberative session, the MPUC voted to reject the Company's rate design proposal. The MPUC found that the Company had not adequately supported its proposal. Because the Company's proposal was designed to be revenue neutral, there will be no immediate earnings impact from the MPUC's decision. The final order is expected to be released by the end of March.

     The MPUC expressed an interest in exploring how the rate realignment proposed by the Company might be accomplished through an alternative form of regulation, in lieu of traditional rate of return regulation.
The MPUC announced its intention to commence such an investigation upon release of its final order.




1/ The term "rates" is synonymous with prices. When changes in rates are referred to in the aggregate, the reference is to the aggregate effect of individual price changes multiplied by the volumes of services, assuming no change in volume as a result of the price changes. The term "revenues", on the other hand, refers to the aggregate effect of prices multiplied by volumes of service, with effect given to the change in volume as a result of any price changes.

New Hampshire

     On March 16, 1993, the Company, the New Hampshire Public Utilities Commission ("NHPUC") staff, the NHPUC Office of Consumer Advocate, various interexchange and local exchange carriers and an association of business customers filed a stipulation for approval by the NHPUC to resolve all matters in the current phase of the generic intraLATA competition docket. On June 10, 1993, the NHPUC issued an order approving in part and modifying in part the stipulation, subject to the acceptance of the parties, to provide that (1) the NHPUC will not initiate a show cause proceeding, for effect prior to October 1, 1995, as to the Company's earnings or cost of capital; (2) the Company will not initiate, prior to April 1, 1995, a request for an increase in basic exchange rates, for effect prior to October 1, 1995, except to reflect changes in exogenous costs; (3) switched access rates for non-800 access service decreased from 20 cents to 16 cents in 1993, which resulted in an annual reduction of approximately $3.1 million effective October 1, 1993, and will decrease 12 cents the following year, 8 cents in the third year, and in the fourth year would be equal to the interstate rate in effect at that time; (4) the Company will have pricing flexibility with respect to its long distance services; and (5) the settlements process between the Company and independent carriers will be replaced by access arrangements. On
July 29, 1993, the parties resubmitted the stipulation with the NHPUC, as modified by the NHPUC and the Company. On August 2, 1993, the NHPUC approved the stipulation as resubmitted.

     Rhode Island

     Pursuant to an order of the Rhode Island Public Utilities Commission, the Company, with respect to 1993 earnings, must apply a one-time credit to customers' bills of 50% of any earnings between 13.25% and 19.25% return on equity and 100% of any return in excess of 19.25%.

     Vermont

     The Company filed a petition for a price regulation plan with the Vermont Public Service Board ("VPSB") on October 5, 1993. This proposal provides that (1) the Company would be allowed to adjust its rates annually based on an increase in the Gross Domestic Product Price Index, adjusted for productivity and exogenous factors; (2) the Company would enhance its current quality commitments; (3) the Company would retain the ability to offer new products and services on 15 days' notice, and the ability to offer customer specific contracts, without prior VPSB approval; and (4) the Company's earnings would not be restricted. In a related proceeding, on December 1, 1993, the Vermont Department of Public
Service filed a petition seeking to examine the Company's rates and to ensure that rates are at appropriate levels prior to the initiation of a price regulation plan. The petition asserts that the Company may be over-earning and asks the VPSB to direct that any rate reduction be returned to the ratepayers of Vermont in the form of a rebate retroactive to December 1993. A decision in both the incentive regulation and rate dockets is due from the VPSB by August 24, 1994. On February 18, 1994, the VPSB opened an investigation into open network architecture ("ONA"), unbundling and interconnection issues. This is a major competition docket that is expected to continue into 1995.

     See also discussion of State Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.

Federal Regulatory Matters

     Interstate Access Charges

     Interstate access charges are tariff charges filed with the FCC that compensate LECs, including the Company, for services that allow carriers and other customers to originate and terminate interstate telecommunications traffic on the LECs' local distribution networks. Such charges recover the LECs' access-related costs allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's jurisdictional cost allocation rules.

     With respect to the provision of access to the switched network, separate charges are applied to end users ("End User Common Line Charges") and to interexchange carriers ("switched access"). End User Common Line Charges recover, through a fixed charge, a portion of the Interstate Costs of the line connecting an end user's premises with the LEC's central office. The LECs recover their remaining Interstate Costs through mileage and usage sensitive charges to the interexchange carriers.

     Special access refers to the provision of nonswitched access for private line services. Between January 1, 1984 and April 1985, the Company charged AT&T for special access pursuant to contracts and charged other interexchange carriers pursuant to pre-existing tariffs. In
November 1984, pursuant to permission granted by the FCC, the Company increased by approximately 20 percent the special access rates to the other interexchange carriers. In April 1985, special access tariffs applicable to all interexchange carriers, including AT&T, became effective. Upon review, the United States Court of Appeals for the District of Columbia Circuit found that the rate increases permitted prior to June 3, 1985 were instituted without the requisite period of notice and, therefore, remanded the case to the FCC for a determination of the appropriate refunds. On July 12, 1993, the FCC issued an order requiring the Company to calculate refunds for certain interexchange carriers. Pursuant to that order, which is subject to a pending petition for reconsideration by one of the interexchange carriers, the Company provided a refund totalling approximately $135,000 on November 29, 1993.

     Effective January 1, 1991, the FCC adopted a new system for regulating the interstate rates of the LECs, including the Company, and established so called "price caps" that set maximum limits on the prices the Company can charge. The limits will be adjusted each year to reflect inflation, a productivity factor and certain other cost changes.

     Price cap regulation does not guarantee that any LEC will earn its authorized rate of return. If the Company's earnings in any year fall below 10.25%, the Company is permitted to increase its rates in the following year to reflect the difference between its earnings and what earnings would have been at a 10.25% rate of return. On November 1, 1990, the Company filed tariffs to comply with the FCC's new price cap rate regulation policy. Effective January 1, 1991, the FCC lowered the interstate access authorized rate of return from 12% to 11.25%. The tariffs, which became effective on January 1, 1991, were based upon the authorized rate of return on overall investment of 11.25%.

     Under the FCC price cap regulations, each LEC may earn a rate of return above the authorized rate of return, up to 12.25%, which equates to a return on equity of slightly over 15.0% for the Company. Above that level, earnings are divided equally between the LEC and customers, until they reach an effective cap on interstate return on equity of approximately 18.7%. Also, if the Company chooses to set its tariffs in any one year based on a more stringent (4.3% as opposed to 3.3%) productivity standard, the Company may earn in that year a rate of return on overall investment of up to 13.25% before earnings are shared with customers, which equates to a correspondingly higher return on equity.

     On April 2, 1991, the Company filed its first annual access tariff revisions under the new price cap rules. These revisions incorporated a 3.3% productivity factor, as well as inflation factor adjustments and other cost changes. The revised tariffs became effective on July 1, 1991 and reduced annual interstate access rates approximately $22 million.

     In addition, on January 13, 1992, the FCC permitted the Telephone Companies to implement the first step of a transition plan to unify their interstate access rates. The Telephone Companies implemented the second step transition rates on July 2, 1993 and the third and final step on November 24, 1992.

     On July 1, 1992, the Company implemented the second annual update to the price cap rates. These tariff changes, which included the second step transition rates, resulted in an increase in the Company's annual interstate access rates of approximately $55 million during the tariff period from July 1, 1992 to July 1, 1993.

     On July 2, 1993, the Company implemented the third annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $35 million during the tariff period from July 2, 1993 to June 30, 1994.

     While the unified rate structure is designed to have no impact on the Telephone Companies' aggregate interstate revenues, the Company experienced an interstate rate increase and New York Telephone experienced an offsetting interstate rate decrease. In order to avoid sudden changes in each of the Telephone Company's earnings, the Telephone Companies implemented a transition plan to phase-in the earnings effect of the unified rate structure on each Telephone Company.

     With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to over-earnings as well as any need to increase interstate rates due to under-earnings under the price cap plan. Previously, each individual Telephone Company's rate of return was used for such purposes.

     Other Federal Matters

     On January 27, 1993, NYNEX, together with two other RHCs, requested that the FCC initiate an immediate investigation of the competitive impact on the public interest of the proposed acquisition by AT&T of a 33 percent interest in McCaw Cellular Communications Inc. ("McCaw"), and in particular, on the FCC's policies governing competition in wireless services. The petition urged that the FCC require AT&T and McCaw to disclose fully the terms of their agreement so that the FCC can determine whether control of McCaw is passing to AT&T and whether the proposed transaction is in the public interest. The FCC requested and received comments from interested parties. Subsequently, after AT&T announced its intent to acquire all of McCaw immediately, the FCC commenced a proceeding to examine the proposed transaction. NYNEX and a number of other parties filed petitions in that proceeding on November 1, 1993. NYNEX asked that the FCC impose conditions on any approval of the transaction it might grant, in order to preserve and promote competition in the cellular marketplace. This matter is pending.

     In September 1992, the FCC adopted rules requiring certain LECs, including the Company, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similiar to the intrastate collocation arrangement already in existence in Massachusetts. The Company filed Special Access Expanded Interconnection tariffs on
February 16, 1993. The FCC issued an order on September 2, 1993 requiring certain LECs, including the Company, to file Switched Transport Expanded Interconnection tariffs. The Company filed its tariff on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available.

     In August 1992, the FCC determined that the LECs may provide video dialtone service, a common carrier platform for transporting and switching video programming from programmers to subscribers, and that neither the LEC providing video dialtone nor its programmer-customers require a local cable franchise.

     The Company filed tariffs for its ONA services with the FCC on November 1, 1991. The Company requested a waiver of the filing requirement for nine enhanced telecommunications services. On January 1, 1992, the FCC issued orders allowing the tariffs to take effect on February 2, 1992, subject to an investigation of the costs and rates, and granting the requested waivers as to seven services. On December 15, 1993, the FCC issued an order requiring certain revisions in the Telephone Company's ONA tariffs. The required revisions became effective March 12, 1994.

     On December 5, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent, and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues for the Telephone Companies would be reduced by $25 million.

     See also discussion of Federal Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.



     The outcome of all refund matters, including those described above under "Regulated Services", as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1993, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately $8.2 million, plus related interest.



Competition

     Advances in technology, as well as regulatory and court decisions, have expanded the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by the Company. Various business alliances and other undertakings were announced in the telecommunications industry in 1993 that indicate an intensifying level of competion. Alternative service providers operate in Boston and are expanding into the greater Boston metropolitan area as well as other markets in the Company's region. Moreover, the Company has tariffs approved by the MDPU to allow these competitors to place their transmission equipment in selected central offices under an arrangement known as collocation. The Company also faces increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones and various other services.

     The ultimate impact of competition on the provision of telecommunications services and equipment will depend, to a considerable degree, on future government policy on telecommunications. The Congress is considering proposals regarding various restrictions imposed on the RHCs, including cable television restrictions and MFJ restrictions (see "Operations Under the Modification of Final Judgment" above). The Company cannot predict whether these proposals will be adopted, or the effect of competition on future revenues, expenses, rates of return, profit or growth.

Employee Relations

     The Company had approximately 22,000 employees at December 31, 1993. Approximately 14,300 employees are represented by unions. Of those so represented, approximately 99% are represented by the International Brotherhood of Electrical Workers ("IBEW") and approximately 1% by the Communications Workers of America ("CWA"), both of which are affiliated with the AFL-CIO.

     In August 1993, pursuant to labor agreements that expire in August 1995, employees represented by the CWA and IBEW at the Company received wage increases of up to 4.25%. In August 1994, these employees will receive an additional wage increase of up to 4.0%. There may also be a cost-of-living adjustment in August 1994. A tentative agreement has been reached with the CWA on a new contract extending the existing contract to August 1998. The tentative agreement is subject to the completion of local bargaining and ratification by the union membership. Talks began on March 21, 1994 in attempts to reach similar agreements with the locals of the IBEW.

Item 2.  PROPERTIES

     The properties of the Company do not lend themselves to simple description by character and location of principal units.

     At December 31, 1993, the gross book value of telephone plant was $11.6 billion, consisting principally of telephone plant and equipment (91%). Other classifications include: land, land improvements and buildings (7%); furniture and other equipment (1%); and plant under construction and other (1%).

     Substantially all of the Company's central office equipment is located in buildings owned by the Company situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

     Included in the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see
"Business Restructuring" above), the Company intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations.

Item 3.  LEGAL PROCEEDINGS

Contingent Liabilities Agreement

     The Plan of Reorganization, which was approved by the MFJ Court in August 1983 in connection with the AT&T divestiture, provides for the recognition and payment of liabilities that are attributable to predivestiture events (including transactions to implement divestiture), but that do not become certain until after divestiture.
These contingent liabilities relate principally to predivestiture litigation and other claims against AT&T, its affiliates and the LECs with respect to the environment, rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws).

     With respect to such liabilities, AT&T and the LECs will share the costs of any judgment or other determination of liability entered by a court or administrative agency against any of them, whether or not a given entity is a party to the proceeding and regardless of whether an entity is dismissed from the proceeding by virtue of settlement or otherwise. Other costs to be shared would include the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. With certain exceptions, responsibility for such contingent liabilities will generally be divided among AT&T and the LECs on the basis of their relative net investment as of the effective date of divestiture. Under this general rule of allocation, the Company pays approximately 3.5% of any judgment or determination of liability.

Litigation

     On January 25, 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of the Telephone Companies alleging violations of the Racketeer Influenced and Corrupt Organizations Act and various state laws. A substantially identical case was filed by Donna Roazen on March 12, 1990. The defendants in these cases are NYNEX, certain of its subsidiaries, including the Company, and certain present and former officers of those companies. Plaintiffs allege that the Telephone Companies have been charged inflated prices in transactions with their affiliates and that those prices are unlawfully reflected in the Telephone Companies' regulated rates. On November 13, 1992, the
District Court granted defendants' motions to dismiss these actions with prejudice. Plaintiffs' appeal is pending before the United States Court of Appeals for the Second Circuit.



     While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.



     On November 15, 1993, NYNEX and the Company filed suit in the United States District Court for the District of Maine seeking an order declaring that section 533(b) of the Cable Communications Policy Act of 1984 is unconstitutional and permanently enjoining the United States from enforcing section 533(b) against NYNEX. Section 533(b) prohibits NYNEX from providing video programming to subscribers in areas where the Telephone Companies provide service.

                                   PART II

ITEM 6.  SELECTED FINANCIAL DATA
Dollars in Millions                 1993     1992     1991     1990     1989

   Operating revenues. . . . .     $4,070   $3,922   $3,806   $3,732   $3,731

   Operating expenses. . . . .     $3,773   $3,009   $3,177   $2,927   $2,978

   Interest expense. . . . . .     $  175   $  190   $  191   $  195   $  194

   Earnings before cumulative
     effect of change in
     accounting principle. . .     $  106   $  487   $  317   $  429   $  370

   Cumulative effect of change
     in accounting for
     postemployment benefits,
     net of taxes. . . . . . .     $  (25)  $  -     $  -     $  -     $  -

   Net income  . . . . . . . .     $   81   $  487   $  317   $  429   $  370

   Telephone plant - net . . .     $6,577   $6,532   $6,503   $6,504   $6,393

   Total assets. . . . . . . .     $8,271   $8,335   $8,239   $8,078   $8,045

   Long-term debt. . . . . . .     $2,164   $2,211   $2,113   $2,117   $2,150

   Share owner's equity. . . .     $3,019   $3,351   $3,187   $3,188   $3,032

   Capital expenditures+ . . .     $  819   $  782   $  751   $  868   $  858

   Return to equity. . . . . .       2.38%   14.77%    9.70%   13.67%   12.09%

   Ratio of earnings to fixed
     charges++ . . . . . . . .       1.34     4.39     3.08     3.84     3.60

   Network access lines in
     service (in thousands). .      5,906    5,721    5,604    5,544    5,461

   The results for 1993 reflect the effects of pretax charges of $619 million ($376 million after-tax) for business restructuring, primarily related to efforts to redesign operations and incremental costs associated with work force reductions (see Management's Discussion and Analysis of Results of Operations). The results for 1991 reflect the effects of pretax charges of $193 million ($122 million after-tax) for operational restructuring related to force reduction programs. The 1989 results reflect the effects of pretax charges of $130 million ($80 million after-tax) primarily relating to operational restructuring, asset write-downs, a work stoppage, benefit plan changes and other items.

+ Excludes additions under capital lease obligations and the equity component of allowance for funds used during construction.

++ For the purpose of this ratio:  (i) earnings have been calculated by adding
   Interest expense and the estimated interest portion of rentals to Earnings before Income taxes and cumulative effect of change in accounting principle; and (ii) fixed charges are comprised of Interest expense and the estimated interest portion of rentals.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

Business Restructuring

The 1993 results include pretax charges of approximately $619 million
($376 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to implement work force reductions, and to produce cost savings necessary for New England Telephone and Telegraph Company (the "Company") to operate in an increasingly competitive environment. The charges taken in 1993 were not related to the restructure charges recorded in 1991.

Approximately $395 million of the charges ($240 million after-tax) is for severance and postretirement medical costs for employees leaving the Company through 1996; approximately $201 million is for employee severance payments, and $194 million is the medical curtailment loss recognized as a result of the planned decrease in the work force. The Company expects to reduce its work force by approximately 6,300 employees by the end of 1996, consisting of 1,300 management employees and 5,000 employees covered under existing union agreements. A pension enhancement to the NYNEX management pension plan was announced in February 1994 in order to accomplish a portion of the management work force reduction. Any additional costs related to the pension enhancement will be recorded as employees choose to leave under the plan through 1996.

Approximately $83 million of the charges ($51 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone
Company ("New York Telephone") (collectively the "Telephone Companies") as a single enterprise under the "NYNEX" brand. The Telephone Companies will decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions. Included in this amount are: (1) $13 million of systems re-engineering costs for redesign of systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels; (2) $14 million primarily for consolidation of work centers by the end of 1996, lease terminations, and other incremental costs required to build larger work teams in fewer locations in order to take advantage of lower force levels and system efficiencies; (3) $19 million to develop and market a single "NYNEX" brand identity associated with the restructured business operations; (4) $15 million for employee relocations as a result of work center consolidations; (5) $21 million for training employees on newly-designed, cross-functional job positions and re-engineered systems; and (6) $1 million in incremental costs to implement the various re-engineering initiatives.

Approximately $141 million of restructuring charges ($86 million after-tax) was allocated to the Company from Telesector Resources Group, Inc. ("Telesector Resources"), primarily related to its force reduction and re-engineering programs; approximately $27 million is for severance payments, $19 million is the medical curtailment loss recognized as a result of the planned decrease in its work force, and $95 million consists of Telesector Resources' costs associated with re-engineering the way service is delivered to customers.

Collective Bargaining Agreements

In October 1991, the Communications Workers of America and the International Brotherhood of Electrical Workers ratified agreements with the Company to extend until August 5, 1995 the collective bargaining agreements that were to have expired on August 8, 1992.

State Regulatory Matters

Massachusetts In June 1990, the Massachusetts Department of Public Utilities ("MDPU") issued an order in Phase III of a proceeding that culminated a five-year investigation into the Company's rates, costs and revenues.
The order calls for the gradual restructuring of local and long distance rates within the state, with the objective of moving prices for services closer to the costs of providing them. This is accomplished through an annual transitional filing of new rates by the Company. At the time the rates are established, revenue neutrality is maintained. The Company's first and second transitional filings became effective on November 15, 1991 and January 15, 1993, respectively (see Operating Revenues below).
On January 13, 1994, the MDPU approved the third transitional filing with minor modifications to become effective April 14, 1994.

Rhode Island In August 1992, the Rhode Island Public Utilities Commission approved a Price Regulation Trial ("PRT") that provides the Company with significantly increased pricing and earnings freedom through 1995 and calls for specific investment and service-quality commitments by the Company. As a part of the PRT, the Company makes an annual filing, with overall price increases capped by a formula indexing Rhode Island prices to the Gross National Product Price Index, adjusted for productivity and exogenous factors. The PRT allows the Company to continue moving the prices of its services closer to the costs of providing them. The Company's most recent annual filing became effective January 15, 1994. The filing calls for an overall revenue reduction of approximately $3.2 million for 1994, resulting from decreases in long distance revenues partially offset by increases in local service revenues.

Federal Regulatory Matters

Effective January 1, 1991, the Federal Communications Commission ("FCC") adopted incentive regulation in the form of price caps with respect to interstate services provided by the Company. Price caps focus on local exchange carriers' ("LECs") prices rather than costs and set maximum limits on prices LECs can charge for their services. These limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. Under FCC price cap regulation, the Company may earn a return on equity up to approximately 15%. Above that level, earnings are subject to equal sharing with ratepayers until they reach an effective cap on interstate return on equity of approximately 18.7%.

In 1992, the Company and New York Telephone implemented a three-step transition plan to unify their interstate access rates, with tariffs that became effective in January, July and November 1992.
These tariffs, including the effect of the Company's annual price cap tariff filings, resulted in a decrease in the Company's interstate access revenues of approximately $4 million during the tariff period ending June 30, 1992, an increase of approximately $88 million during the tariff period ending July 1, 1993 and will result in a decrease of approximately $25 million during the tariff period ending June 30, 1994. As a result of these filings, a net increase in access revenues of $33 million was recorded in 1993. The Telephone Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure.
 A substantial portion of the increase in the Company's access revenues during those tariff periods was offset by the payment plan, which provided for transition payments to New York Telephone in the amounts of $18 million in 1992 and $55 million in 1993 (see Other Income (Expense)
- - Net).

In September 1992, the FCC adopted rules requiring certain LECs, including the Company, to offer physical collocation to interexchange carriers for the provision of special access services under terms and conditions similar to the intrastate collocation arrangement already in existence in Massachusetts. The Company filed Special Access Expanded
Interconnection tariffs on February 16, 1993. The FCC issued an order on September 2, 1993, requiring certain LECs, including the Company, to file Switched Transport Expanded Interconnection tariffs.
 The Company filed its tariff on November 18, 1993. Although the FCC rejected requests by the LECs to impose contribution charges, the FCC granted the LECs additional pricing flexibility to be effective after expanded interconnection arrangements become available.

Operating Revenues

Operating revenues for the year ended December 31, 1993 increased
$148.3 million, or 3.8%, over the same period last year.  The increase in total operating revenues is comprised of the following:
                                            Increase (Decrease)
                                           (Dollars in Millions)
       Local service. . . . . . . . . . .          $  90.4
       Long distance. . . . . . . . . . .            (25.0)
       Network access . . . . . . . . . .             71.1
       Other. . . . . . . . . . . . . . .             11.8
                                                   $ 148.3

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $90.4 million due principally to net increases of approximately $52 million in local service rates resulting from the implementation of the second transitional filing of a restructuring of Massachusetts rates on January 15, 1993 (see State Regulatory Matters above) and increased customer demand evidenced by growth in access lines.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area
("LATA"), and include public and private network switching. Long distance revenues decreased $25.0 million due principally to decreases of approximately $51 million in long distance rates resulting from the second transitional filing of a restructuring of Massachusetts rates on January 15, 1993 (see State Regulatory Matters above) and decreases in long distance private line revenues and wide area telecommunications service revenues due primarily to increased competition and customer shifts to lower priced services offered by the Company. These decreases were partially offset by increased toll usage.

Network access revenues, which are earned from the provision of exchange access services primarily to interexchange carriers, increased
$71.1 million due principally to an increase in switched access revenues. Switched access revenues increased approximately $83 million due primarily to a $49 million increase resulting from increased network demand and a net increase of $31 million resulting primarily from interstate rate changes. Special access revenues decreased approximately $12 million due primarily to a $9 million decrease resulting from decreased demand and a net $4 million decrease resulting from interstate rate reductions. (See Federal Regulatory Matters above.)

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues increased $11.8 million due principally to an increase in rent revenues from Telesector Resources for space in training centers owned and leased by the Company (see Operating Expenses below).

Operating Expenses

Operating expenses increased $763.8 million, or 25.4%, over 1992. The increase in total operating expenses is comprised of the following:
                                                      Increase (Decrease)
                                                     (Dollars in Millions)

              Business restructuring charges
                 recorded in 1993 . . . . . . . . . .      $ 619.3
              Employee related costs. . . . . . . . .         72.2
              Other operating expenses. . . . . . . .         45.8
              Taxes other than income taxes . . . . .         21.7
              Depreciation and amortization . . . . .          4.8
                                                           $ 763.8

Business restructuring charges recorded in the fourth quarter of 1993 consisted of incremental costs associated with work force reductions, re-engineering, and costs related to consolidation of work locations (see Business Restructuring above).

Employee related costs, which consist primarily of wages, payroll taxes and employee benefits, increased $72.2 million. The increase was principally due to a $40 million increase in wages and payroll taxes, due principally to increases in salaries and wage rates, including a 4.25% wage increase for nonmanagement employees pursuant to the 1991 collective bargaining agreements, and to additional labor costs in 1993 primarily attributable to severe winter weather and marketing initiatives. In addition, there was a $32 million increase in employee benefit costs for active and retired employees due primarily to increased medical costs and a $10 million accrual for a supplemental executive retirement plan. These increases were partially offset by decreases in the Company's work force of 541 management employees due to force reduction plans in 1992 and transfers of approximately 250 management employees to Telesector Resources in 1993 (see Other operating expenses below).

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $45.8 million. The increase was principally due to: a $42 million increase in charges from affiliated companies primarily attributable to the transfer of the training functions previously performed by the Company to Telesector Resources (see Operating Revenues and Employee related costs above); an $8 million increase resulting from increased maintenance, repairs and utilities costs; a $6 million increase in advertising and sales commission expenses due to increased promotion of new products; and a $5 million increase due to the Company's contractual share of a predivestiture American Telephone and Telegraph Company ("AT&T") liability. These increases were partially offset by a $17 million decrease in right-to-use fees resulting from a decrease in software purchases and a $13 million decrease resulting from capitalization in 1993 of certain 1993 and 1992 engineering charges.

Taxes other than income taxes, which include gross receipts taxes, property taxes and other non-income based taxes, increased $21.7 million principally due to a $19 million increase in property taxes primarily attributable to increased tax rates and municipal assessments.

Depreciation and amortization increased $4.8 million due principally to: a $26 million increase associated with increased plant investment; a
$25 million increase due to represcribed interstate depreciation rates; and a $41 million increase due to revised intrastate
depreciation rates in Massachusetts, Rhode Island and New
Hampshire. These increases were partially offset by: a $62 million decrease due primarily to completion in 1992 of intrastate amortization of electro-mechanical switching equipment in Massachusetts; a $4 million decrease due to recognition in 1992 of expenses that were previously deferred in accordance with a prior regulatory agreement in New Hampshire; a $6 million decrease due to completion in 1992 of interstate amortization of the reserve deficiency; an $11 million decrease in the amortization of the reserve deficiency for analog electronic switching systems offices in Rhode Island; and a $3 million decrease due to the completion in 1992 of amortization of customer premises wiring.

Other Income (Expense) - Net

Other income (expense) - net decreased $59.5 million from the same period last year principally due to $37 million resulting from higher payments made during 1993 to New York Telephone pursuant to the transition plan to phase-in the earnings impact of the unified tariff access rate structure (see Federal Regulatory Matters above), and $20 million for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt in 1993.

Interest Expense

Interest expense decreased $14.7 million from the same period last year primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993 and a decrease in the average level of external debt.

Income Taxes

Income taxes decreased $280.0 million from the same period last year principally due to lower pretax income. The decrease includes
$23 million from a one-time benefit representing adjustments of prior year estimates of depreciation on capitalized overheads and of the reversal of excess deferred taxes, using the average rate assumption method, which had been deferred at a rate higher than the current statutory rate. These decreases were partially offset by the enactment of the Revenue Reconciliation Act of 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent, retroactive to January 1, 1993.

Adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits"

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement
No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $39.1 million ($25.0 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method. The rate recovery of these costs in the intrastate jurisdictions has not been determined.

Financing

In 1993, the Company took advantage of favorable interest rates and refinanced a substantial amount of long-term debt. During 1993, the Company issued $425 million of Notes and $250 million of Debentures and used $666 million of the proceeds from these issuances and short-term borrowings from NYNEX to redeem $895 million of Debentures.

On October 15, 1993, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") for the issuance of up to $450 million in unsecured debt securities, which became effective on October 22, 1993. The Company has $500 million of unissued, unsecured debt securities registered with the SEC.

ITEM 8.  FINANCIAL STATEMENTS

Report of Management

Management of New England Telephone and Telegraph Company (the "Company") has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles and, in management's opinion, are fairly presented. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the financial statements.

The financial statements have been audited by Coopers & Lybrand, independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of share owner's and directors' meetings. Furthermore, management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

Management of the Company has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of the Company is adequate to accomplish the objectives discussed herein.

The Audit Committee of the Board of Directors, which is comprised of directors who are not employees, meets periodically with management, the internal auditors and Coopers & Lybrand to review the manner in which they are performing their responsibilities and to discuss matters relating to auditing, internal controls and financial reporting. Both the internal auditors and Coopers & Lybrand periodically meet privately with the Audit Committee and have access to the Audit Committee at any time.

Management also recognizes its responsibility for conducting Company activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Code of Business Conduct, which is publicized throughout the Company. The Code of Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for Company property and the confidentiality of proprietary information.






                                  Donald B. Reed
                                  President and Chief Executive Officer






                                  Gail Deegan
                                  Vice President and Chief Financial Officer

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Share Owner and Board of Directors of
New England Telephone and Telegraph Company:


We have audited the financial statements and financial statement schedules of New England Telephone and Telegraph Company listed in Item 14(a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New England Telephone and Telegraph Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes A and D to the financial statements, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions, and postemployment benefits in 1993.





                                          Coopers & Lybrand


Boston, Massachusetts
February 9, 1994

                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                 STATEMENTS OF INCOME AND RETAINED EARNINGS
                             Dollars in Millions
                                            For the Year Ended December 31,
                                               1993       1992       1991

OPERATING REVENUES
  Local service. . . . . . . . . . . . . .   $1,812.3   $1,721.9   $1,642.7
  Long distance. . . . . . . . . . . . . .      758.0      783.0      812.3
  Network access (Note (I)). . . . . . . .    1,159.2    1,088.1    1,009.0
  Other (Notes (I) and (J)). . . . . . . .      340.7      328.9      341.7
    Total operating revenues . . . . . . .    4,070.2    3,921.9    3,805.7

OPERATING EXPENSES (Note (O))
  Maintenance and support  . . . . . . . .    1,202.9    1,053.8    1,204.0
  Depreciation and amortization  . . . . .      832.7      827.9      775.3
  Marketing and customer services. . . . .      664.5      531.8      546.1
  Taxes other than income taxes (Note (K))      127.6      105.9       96.4
  Provision for uncollectible revenues . .       49.3       52.0       57.4
  Other. . . . . . . . . . . . . . . . . .      896.0      437.8      498.1
    Total operating expenses . . . . . . .    3,773.0    3,009.2    3,177.3

Operating income . . . . . . . . . . . . .      297.2      912.7      628.4

Other income (expense) - net . . . . . . .      (55.0)       4.5       15.2

Interest expense (Notes (E) and (G)) . . .      175.0      189.7      191.2

Earnings before Income taxes and
  cumulative effect of change in
  accounting principle . . . . . . . . . .       67.2      727.5      452.4

Income taxes
  Federal. . . . . . . . . . . . . . . . .      (41.0)     194.4      105.0
  State. . . . . . . . . . . . . . . . . .        1.9       46.5       30.9
    Total income taxes (Note (C)). . . . .      (39.1)     240.9      135.9

Earnings before cumulative effect
   of change in accounting principle . . .      106.3      486.6      316.5

Cumulative effect of change in accounting
   for postemployment benefits, net of
   taxes (Note (D)). . . . . . . . . . . .      (25.0)        -          -

NET INCOME . . . . . . . . . . . . . . . .   $   81.3   $  486.6   $  316.5

RETAINED EARNINGS
  Beginning of year. . . . . . . . . . . .   $1,262.0   $1,121.8   $1,197.9
    Net income . . . . . . . . . . . . . .       81.3      486.6      316.5
    Dividends declared . . . . . . . . . .     (413.4)    (346.4)    (392.6)
  End of year. . . . . . . . . . . . . . .   $  929.9   $1,262.0   $1,121.8

See accompanying notes to financial statements.

                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                               BALANCE SHEETS
                             Dollars in Millions
                                                           December 31,
                                                       1993           1992

ASSETS

Current assets:
  Cash .. . . . . . . . . . . . . . . . . . . . .   $   11.2      $    12.7
  Receivables
    Affiliates (Notes (B) and (J)). . . . . . . .       14.5           95.2
    Trade and other (net of allowance of $51.7
      and $40.6, respectively) (Note (I)) . . . .      718.0          722.6
  Deferred income taxes (Note (C))  . . . . . . .      120.6           37.3
  Deferred charges (Note (C)) . . . . . . . . . .       99.5          105.0
  Inventory . . . . . . . . . . . . . . . . . . .       57.6           66.7
  Prepaid expenses and other. . . . . . . . . . .       69.6           39.9

    Total current assets. . . . . . . . . . . . .    1,091.0        1,079.4


Telephone plant
  In service. . . . . . . . . . . . . . . . . . .   11,420.7       11,562.9
  Under construction. . . . . . . . . . . . . . .      170.4          167.4
                                                    11,591.1       11,730.3
  Less: accumulated depreciation. . . . . . . . .    5,013.9        5,198.6
  Telephone plant - net . . . . . . . . . . . . .    6,577.2        6,531.7


Deferred charges and other (Notes (C) and (D)). .      602.8          723.5


  TOTAL ASSETS. . . . . . . . . . . . . . . . . .  $ 8,271.0      $ 8,334.6














See accompanying notes to financial statements.

                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                               BALANCE SHEETS
                             Dollars in Millions
                                                           December 31,
                                                       1993           1992

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
  Accounts payable
    AT&T (Note (I)) . . . . . . . . . . . . . .     $   86.7       $   87.6
    Affiliates (Note (J)) . . . . . . . . . . .        404.3          178.9
    Compensated absences. . . . . . . . . . . .         78.9           74.6
    Trade and other . . . . . . . . . . . . . .        422.1          349.0
  Short-term debt (Note (G)). . . . . . . . . .        158.5          174.9
  Dividends payable . . . . . . . . . . . . . .        103.4           99.1
  Taxes accrued . . . . . . . . . . . . . . . .         26.5           48.4
  Advance billing and customers' deposits . . .         18.2           19.1
  Interest accrued. . . . . . . . . . . . . . .         37.8           45.4
      Total current liabilities . . . . . . . .      1,336.4        1,077.0

Long-term debt (Notes (E) and (F)). . . . . . .      2,164.0        2,210.5
Deferred income taxes (Note (C)). . . . . . . .        841.7          919.7
Unamortized investment tax credits. . . . . . .        115.4          143.8
Other long-term liabilities and deferred
  credits (Notes (C) and (D)) . . . . . . . . .        794.5          632.5
      Total liabilities . . . . . . . . . . . .      5,252.0        4,983.5

Commitments and contingencies (Notes (H), (M) and (N))

Share owner's equity:
  Common stock - one share,
    without par value . . . . . . . . . . . . .      2,089.1        2,089.1
  Retained earnings . . . . . . . . . . . . . .        929.9        1,262.0
      Total share owner's equity. . . . . . . .      3,019.0        3,351.1

  TOTAL LIABILITIES AND SHARE OWNER'S EQUITY. .     $8,271.0       $8,334.6










See accompanying notes to financial statements.

                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                          STATEMENTS OF CASH FLOWS
                             Dollars in Millions
                                              For the Year Ended December 31,
                                                1993       1992        1991

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . .    $   81.3   $  486.6    $  316.5

Adjustments to reconcile Net Income to net
    cash provided by operating activities:
    Depreciation and amortization . . . .       832.7      827.9       775.3
    Allowance for funds used during
        construction - equity component .        (7.7)      (6.1)       (7.0)
    Changes in operating assets and
        liabilities:
      Receivables . . . . . . . . . . . .         3.3       19.7        (7.2)
      Inventory . . . . . . . . . . . . .         9.1       (3.1)       22.1
      Deferred income taxes . . . . . . .       (83.3)     (37.3)         -
      Deferred charges. . . . . . . . . .         5.5       34.2       (27.9)
      Prepaid expenses and other. . . . .       (29.7)      (1.0)      (30.7)
      Accounts payable. . . . . . . . . .       301.9      (18.1)       40.1
      Taxes accrued . . . . . . . . . . .       (21.9)     (18.4)        1.2
      Advance billing and
        customers' deposits . . . . . . .        (0.9)       2.3         3.4
      Interest accrued. . . . . . . . . .        (7.6)      (1.3)        8.1
    Deferred income taxes and Unamortized
        investment tax credits. . . . . .      (106.4)     102.2      (103.7)
    Other long-term liabilities and
        deferred credits. . . . . . . . .       162.0     (113.9)      201.0
    Other-net . . . . . . . . . . . . . .        94.4     ( 45.0)     (137.2)
Total adjustments . . . . . . . . . . . .     1,151.4      742.1       737.5

Net cash provided by operating
        activities. . . . . . . . . . . .     1,232.7    1,228.7     l,054.0

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures. . . . . . . . .      (819.0)    (781.5)     (751.1)
    Advances to NYNEX . . . . . . . . . .        82.0      (82.0)         -

Net cash used in investing activities . .      (737.0)    (863.5)     (751.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from NYNEX . . . . . . . . .       159.4      (95.0)     (156.1)
    Dividends paid to NYNEX . . . . . . .      (409.2)    (345.4)     (387.5)
    Issuance of long-term debt. . . . . .       669.5      372.4       196.9
    Repayment of long-term debt and
        capital leases  . . . . . . . . .        (1.1)    (246.5)      (33.7)
    Debt refinancings and call
        premiums. . . . . . . . . . . . .      (915.8)     (57.1)         -
    Equity infusion from NYNEX  . . . . .          -          -         75.0

Net cash used in financing activities . .      (497.2)    (371.6)     (305.4)
Net decrease in Cash. . . . . . . . . . .        (1.5)      (6.4)       (2.5)
Cash at beginning of year . . . . . . . .        12.7       19.1        21.6
Cash at end of year . . . . . . . . . . .   $    11.2  $    12.7   $    19.1

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(A) Accounting Policies

Basis of Presentation

New England Telephone and Telegraph Company (the "Company") is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX") and primarily provides exchange telecommunications and exchange access services. The financial statements for 1992 and 1991 have been reclassified to conform to the current year's format.

The financial statements have been prepared in conformity with generally accepted accounting principles applicable to regulated entities. Such accounting principles are consistent in all material respects with accounting rules prescribed by the Federal Communications
Commission ("FCC"), except for certain intrastate items accorded a different accounting treatment by state regulatory commissions.

The Company has a 33 1/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New York Telephone Company ("New York Telephone"). The Company uses the equity method of accounting for its investment in Telesector Resources.

Cash

The Company's cash management policy is to make funds available in banks when checks are presented. At December 31, 1993 and 1992, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $49.7 and $100.5 million, respectively.

Inventory

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant

Telephone plant is stated at its original cost.

When depreciable plant is disposed of, the carrying amount, salvage, and the cost to remove such plant are charged to accumulated depreciation.

Depreciation rates are prescribed by the FCC for interstate operations and by the respective state commissions for intrastate operations. All rates are calculated on a straight-line basis using the concept of "remaining life."
 In 1993, revised interstate depreciation rates were approved by the FCC. Revised intrastate depreciation rates were effective November 1, 1992 for Rhode Island, January 1, 1993 for New Hampshire and July 1, 1993 for Massachusetts. The application of the interstate and intrastate rates resulted in average effective composite rates of 7.3%, 7.4% and 7.2% for 1993, 1992 and 1991, respectively.

Regulatory authorities in Maine, Massachusetts, New Hampshire and
Rhode Island allow the Company to capitalize interest, including an allowance on share owner's equity, as a cost of constructing certain telephone plant and as income, included in Other income (expense) - net. Such income will be realized over the service life of the plant as the resulting higher depreciation expense is recovered through the rate-making process. In Vermont, telephone plant under construction is included in the rate base, thereby eliminating the need for any interest accrual mechanism. The FCC requires the same method as Vermont for short-term telephone plant under construction, while long-term plant under construction accrues interest under FCC procedures.

Refinancing Charges

The Company defers the intrastate portion of call premiums and other charges associated with the redemption of long-term debt and expenses the interstate portion of these charges, as required by the state commissions and the FCC, respectively. The deferred amounts are amortized over periods stipulated by the state commissions. Prior to January 1, 1988, these charges were deferred and amortized for both intrastate and interstate purposes. The deferred amounts included in the accompanying balance sheets are $78.0 and $14.7 million at December 31, 1993 and 1992, respectively.

Income Taxes

NYNEX and its subsidiaries, including the Company, file a consolidated Federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the consolidated group's taxable income and tax credits.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("Statement No. 109"), which superseded Statement of Financial
Accounting Standards No. 96, "Accounting for Income Taxes." The effect of implementing Statement No. 109 on the Company's financial position and results of operations was not significant. Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse. However, for the Company, the treatment of excess deferred taxes resulting from the reduction of federal tax rates prior to 1993 is subject to federal income tax and regulatory rules.

Deferred income tax provisions of the Company are based on amounts recognized
for rate-making purposes.   The Company recognizes a deferred tax liability
and establishes a corresponding regulatory asset for tax benefits on temporary differences previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives.

Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation", requires the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reverses excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the regulatory agencies generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

On August 10, 1993, the Revenue Reconciliation Act of 1993 was signed into law, and the statutory corporate federal income tax rate increased to 35% from 34%, retroactive to January 1, 1993. In accordance with Statement No. 109, the Company adjusted its current and deferred income tax balances to reflect the tax rate change. The Company reflected the additional deferred income taxes arising from the tax rate increase primarily as increases to the regulatory asset and decreases to the regulatory liability.

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

(B) Receivables - Affiliates

At December 31, 1992, the Company had advances to NYNEX of $82.0 million included in Receivables-Affiliates which was principally due to the investment by NYNEX of a portion of the proceeds from the long-term debt issued by the Company on December 9, 1992. On January 19, 1993, these proceeds were used for the redemption of $175 million of the Company's Thirty-Nine Year 8 5/8% Debentures, due September 1, 2009 (see Note (G)).

(C) Income Taxes

The components of income tax (benefit) expense are as follows:



Dollars in Millions                      1993*       1992         1991

 Federal:
   Current. . . . . . . . . . . . . .   $206.5      $230.6       $211.1
   Deferred - net . . . . . . . . . .   (219.0)       (8.6)       (75.5)
   Deferred tax credits - net . . . .    (28.5)      (27.6)       (30.6)
                                         (41.0)      194.4        105.0
 State:
   Current. . . . . . . . . . . . . .     38.2        45.4         38.1
   Deferred - net . . . . . . . . . .    (36.3)        1.1         (7.2)
                                           1.9        46.5         30.9
     Total. . . . . . . . . . . . . .   $(39.1)     $240.9       $135.9

* Does not include the deferred tax benefit of $14.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

In 1993, the total tax benefit includes $23.1 million representing a one-time benefit from adjustments of prior year estimates of depreciation on capitalized overheads and of the reversal of excess deferred taxes.
 The total deferred tax benefit includes $187.7 million due to the Company's restructuring. Additional 1993 decreases resulted from the adoption of a new accounting standard related to postretirement benefits (see Note D).
The increase in 1992 deferred tax expense was due principally to the partial reversal of temporary differences associated with the Company's 1991 restructuring.

A reconciliation between federal income tax expense computed at the statutory rate and the Company's effective tax (benefit) expense is as follows:


Dollars in Millions                           1993*       1992       1991

Federal income tax expense
computed at statutory rate. . . . . . . .   $ 23.5       $247.4     $153.8

a.   Amortization of excess
     deferred federal income
     taxes due to the change
     in the tax rates . . . . . . . . . .    (39.0)       (20.7)     (25.4)





Dollars in Millions                           1993*       1992       1991

b.   Amortization of investment
     tax credits over the life
     of the assets which gave
     rise to the credits. . . . . . . . .    (28.5)       (27.8)     (31.8)

c.   Depreciation of certain taxes and
     payroll-related construction costs
     capitalized for financial statement
     purposes, but deducted for income
     tax purposes in prior years. . . . .      5.9         14.2       14.4

d.   Allowance for funds used during
     construction, which is excluded
     from taxable income, net of
     applicable depreciation. . . . . . .     (0.7)        (1.1)       0.2

e.   State income taxes,
     net of federal tax benefit . . . . .      1.2         30.7       20.4

f.   Other differences. . . . . . . . . .     (1.5)        (1.8)       4.3

Income tax (benefit) expense. . . . . . .   $(39.1)      $240.9     $135.9

* Does not include the deferred tax benefit of $14.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Only taxes currently payable on these temporary differences are recognized in the rate-making process.

The components of current and long-term deferred tax assets and liabilities at December 31, 1993 are as follows:
      Dollars In Millions                       Assets       Liabilities

Deferred tax due to:

Depreciation and amortization . . . . . . .   $    -         $ 1,014.9
Benefits. . . . . . . . . . . . . . . . . .     221.4             57.1
1993 restructuring charges. . . . . . . . .     112.1               -
Unamortized investment tax credits  . . . .      64.4               -
Other . . . . . . . . . . . . . . . . . . .      32.3             79.3
Total deferred taxes. . . . . . . . . . . .   $ 430.2          1,151.3
                                                                 430.2
Net deferred tax liabilities. . . . . . . .                  $   721.1


At December 31, 1993 and 1992 the Company recorded approximately $223.4 and $223.7 million, respectively, in deferred taxes primarily representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. The Company recorded a corresponding regulatory asset in deferred charges for these items, representing amounts that will be recovered through the rate-making process. These deferrals have been increased for the tax effect of future revenue requirements and will be amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

The Company recorded a regulatory liability at December 31, 1993 and 1992 of approximately $246.3 and $354.8 million, respectively, primarily representing previously recorded excess deferred federal income taxes resulting from the reduction of the statutory federal income tax rate and unamortized ITC, which is recorded in Other long-term liabilities and deferred credits and Accounts payable - Trade and other (see Note A). These liabilities have been increased for the tax effect of future revenue requirements.

(D) Employee Benefits

Pensions

Substantially all of the Company's employees are covered by one of two NYNEX noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan, while benefits for nonmanagement employees are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants.

Total Company pension (benefit)/cost for 1993, 1992 and 1991 was $(51.0), $2.2 and $(3.9) million, respectively, of which $1.5 and $(2.7) million were deferred in 1992 and 1991, respectively, as a result of state regulatory decisions that required pension expense to be equivalent to amounts contributed to the Plans. Deferral of pension cost was discontinued in 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement Benefits Other Than Pensions below). At December 31,
1993 and 1992, the Company had recorded $276.7 and $327.6 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1993 and 1992 include a discount rate of 7.5% and 8.5%, respectively, and an increase in future compensation levels of 4.5% in both years for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1993 and 1992 and 8.5% in 1991. Periodically, the Plans have been amended to increase the level of plan benefits. The actuarial projections included herein anticipate plan improvements in the future.

In 1992 and 1993, management employees who left the Company under the Force Management Plan could elect to receive their pension benefit in a lump sum distribution, or as a monthly annuity beginning when they left the Company. The 1992 reduction in the number of management employees and the lump sum option were accounted for as a curtailment and a settlement, respectively, and reduced pension costs by $13.0 million in 1992, of which $3.8 million was recognized as a reduction to expense and $9.2 million was deferred. There was no reduction in the number of management employees under the Force Management Plan in 1993.

In October 1991, NYNEX amended its nonmanagement pension plan to provide an early retirement incentive, which increased the projected benefit obligation by $113.4 million, of which $34.2 million was expensed and $79.2 million was deferred. The expense associated with the nonmanagement early retirement incentive was included in the charges for force reduction programs in the fourth quarter of 1991.

Postretirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" ("Statement No.
106"). Statement No. 106 changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. The Company is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1993 for the Company was $143.0 million. As a result of planned work force reductions, the Company recorded an additional $193.9 million of postretirement benefit cost in 1993 accounted for as a curtailment. Total costs of providing benefits for retired employees and their families were $63.7 and $50.8 million in 1992 and 1991, respectively.

The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement No. 106 cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in the Proxy Statement and Consolidated Financial Statements for the year ended December 31,
1993 filed by NYNEX.

The actuarial assumptions used to determine the 1993 obligation for postretirement benefit plans under Statement No. 106 include the following: discount rate of 7.5%; weighted average expected long-term rate of return on plan assets of 8.4%; weighted average salary growth rate of 4.2%; medical cost trend rate of 14.3% grading down to 4.5% in 2008; and dental cost trend rate of 5.0% grading down to 3.0% in 2002.

With respect to interstate treatment, the FCC released an order in January 1993 stating that costs recognized under Statement No. 106 are not exogenous costs and, therefore, did not warrant an upward rate adjustment under price caps at that time. In the April 2, 1993 filing of interstate access tariffs under the FCC's price cap rules, the Company and New York Telephone (collectively, the "Telephone Companies") sought an exogenous cost increase of $12 million to reflect the transition obligation for current retirees under Statement
No. 106.  On June 23, 1993, the FCC's Common Carrier Bureau (the
"Bureau") issued an order allowing the proposed rates to go into effect July 2, 1993, subject to an investigation and an accounting order.
 In its order, the Bureau designated several issues for investigation, including the accounting treatment of postretirement health care costs. Commencing July 2, 1993, the Company began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

With respect to intrastate treatment, the Company implemented an accounting plan as previously discussed with the regulatory commissions in each of the states in which it operates for regulatory accounting and rate-making treatment. The plan provided for: (1) immediate adoption of both Statement No. 106 and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("Statement No. 87") on a revenue requirement neutral basis, (2) amortization of existing deferred pension costs within a ten-year period and (3) discontinuance of additional deferrals of Statement No. 106 and Statement No. 87 costs. Approval of the plan is still pending in the State of Rhode Island.

In 1991, NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. The assets in the VEBA Trusts consist primarily of equity securities and fixed income securities. In 1991 and 1992, NYNEX transferred a portion of excess pensions assets, totalling $486 million, to health care benefit accounts, within the pension plans and then contributed those assets to to the VEBA Trusts. Additional contributions to the VEBA
Trusts are evaluated and determined by NYNEX management.


Postemployment Benefits

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement
No. 112") in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $39.1 million ($25.0 million after-tax). In subsequent years, the effect of Statement No. 112 is not expected to result in periodic expense materially different from the expense recognized under the prior method. The rate recovery of these costs in the intrastate jurisdictions has not been determined.

(E) Long-term Debt

Interest rates and maturities on long-term debt outstanding at December 31,
1993 and 1992 are as follows:
                               Interest                     December 31,
Dollars in Millions             Rates      Maturities      1993       1992
Debentures . . . . . . . . 4 1/2%  - 8 1/5%  1999-2005  $  155.0   $  525.0
                           6 1/8%  - 7 7/8%  2006-2022     525.0      525.0
                           7 7/8%  -     9%  2023-2031     700.0      800.0
Notes. . . . . . . . . . . 5 1/20% - 8 5/8%  1997-2003     800.0      375.0
Unamortized discount - net                                 (18.8)     (18.4)
                                                         2,161.2    2,206.6
Long-term capital lease
  obligations. . . . . . .                                   2.8        3.9
Total long-term debt . . .                              $2,164.0   $2,210.5

In 1997 and 1998, $175 and $100 million, respectively, of the Notes will mature.

The Company's Debentures, except for its Forty Year 7 7/8% Debentures, due November 15, 2029, and its Forty Year 9% Debentures, due August 1, 2031, are callable five years after the issue date, upon thirty days' notice, at the option of the Company. The Company's Forty Year 7 7/8% Debentures, due November 15, 2029, are repayable on November 15, 1996, in whole or in part, at the option of the holder, and its Forty Year 9% Debentures, due August 1, 2031, are callable ten years after issue date upon thirty days' notice by the Company.

At December 3l, l993, the Company had $500.0 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

(F) Fair Value of Financial Instruments

The estimated fair value of Long-term debt is based on quoted market prices.
Estimated fair values of financial instruments, where different than the carrying amounts, are as follows:


Dollars in Millions                                  At December 31,
                                                  1993           1992
Long-term debt

Carrying amount. . . . . . . . . . . . . .      $2,161.2       $2,206.6
Fair value . . . . . . . . . . . . . . . .      $2,252.7       $2,235.1

(G) Short-term Debt


Short-term debt and related weighted average interest rates are as follows:


Dollars in Millions                        Weighted average interest rates
                             December 31,                December 31,
                        1993     1992      1991     1993     1992    1991

Advances from NYNEX.  $159.4   $   -     $ 94.9     3.37%    3.49%   4.77%
Current maturity of
  Long-term debt . .    -       175.0     200.0      -       8.63%   9.50%
Other. . . . . . . .    (0.9)    (0.1)      0.4    10.21%   11.05%  10.67%

Total short-term
  debt . . . . . . .  $158.5   $174.9    $295.3

On December 9, 1992, the Company issued $175 million of its Five Year
6 1/4% Notes, due December 15, 1997. On January 19, 1993, the net proceeds of this issue were used for the redemption of the Company's Thirty-Nine Year 8 5/8% Debentures, due September 1, 2009, outstanding in the principal amount of $175 million, and classified as Short-term debt at December 31, 1992.


Dollars in Millions      1993     1992     1991      1993#    1992#     1991#

Average amount of
  advances from
  NYNEX outstanding
  during the year. .   $127.7+  $ 21.8+  $183.3+    3.26%    4.00%     6.27%

Maximum amount of
  advances from
  NYNEX payable at
  any month end
  during the year. .   $311.7   $105.4   $351.1


 # Computed by dividing the aggregate related interest expense by the average daily face amount of advances.

 + Computed by dividing the sum of the aggregate principal amounts outstanding each day during the year by the total number of calendar days in the year.

Interest expense on advances from NYNEX was $4.2, $0.9 and $11.5 million in 1993, 1992 and 1991, respectively.

(H) Lease Commitments

The Company leases certain facilities and equipment used in its operations.
Rental expense was $68.5, $74.5 and $80.2 million for 1993, 1992 and 1991, respectively. At December 31, 1993, the minimum lease commitments under noncancelable operating and capital leases for the periods shown are as follows:


Dollars in Millions
Year                                         Operating        Capital

1994 . . . . . . . . . . . . . . . .          $ 56.6           $1.5
1995 . . . . . . . . . . . . . . . .            35.7            1.0
1996 . . . . . . . . . . . . . . . .            31.0            0.9
1997 . . . . . . . . . . . . . . . .            30.0            0.9
1998 . . . . . . . . . . . . . . . .            29.2            0.9
Thereafter . . . . . . . . . . . . .           307.8            1.4
Total minimum lease payments . . . .          $490.3            6.6
Less:  executory costs . . . . . . .                            1.8
Net minimum lease payments . . . . .                            4.8
Less:  interest. . . . . . . . . . .                            1.1
Present value of net minimum lease payments                    $3.7

(I) Transactions with American Telephone and Telegraph Company

In 1993, 1992 and 1991, American Telephone and Telegraph Company ("AT&T") provided approximately 15%, 15% and 14%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

(J) Transactions with Affiliates

The Company receives corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. For 1993, 1992 and 1991, the Company recorded charges of $51.9, $48.5 and $63.2 million, respectively, in connection with these services.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. In 1993, 1992 and 1991, the Company recorded charges from Telesector Resources of $670.3, $590.3 and $619.9 million, respectively, for data processing services and materials related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1993, 1992 and 1991 were approximately $255.4, $240.3 and $221.1 million, respectively. In addition, in 1993, approximately $140.8 million of restructuring charges ($85.5 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. Effective in July 1991, arrangements were made for Telesector Resources to act as a purchasing agent for the Company for directly shipped materials and supplies. During 1993, 1992 and 1991, total agency purchases by Telesector Resources amounted to $123.6, $120.6 and $32.4 million, respectively.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1993, 1992 and 1991, the Company recorded charges of $42.1, $42.7 and $41.8 million, respectively, for services provided by Bellcore.

In 1992, the FCC permitted the Telephone Companies to unify their interstate access rates. As a result of the unified rate structure, the Company experienced an interstate rate increase and New York Telephone experienced an offsetting interstate rate decrease. The Telephone
Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. In 1993 and 1992, the Company made transition payments of $55 million and $18 million, respectively, to New York Telephone.

The Company has an agreement with NYNEX Information Resources Company ("Information Resources") pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For the years ended December 31, 1993, 1992 and 1991, licensing fees, included in Other revenues, amounted to $156.7, $159.0 and $165.5 million, respectively.

(K) Taxes Other Than Income Taxes

Taxes other than income taxes consist of:


Dollars in Millions                          1993        1992        1991

Property . . . . . . . . . . . . . . . .   $ 98.6      $ 78.9      $ 69.7
Gross receipts . . . . . . . . . . . . .     24.8        23.4        22.7
Other. . . . . . . . . . . . . . . . . .      4.2         3.6         4.0
     Total . . . . . . . . . . . . . . .   $127.6      $105.9      $ 96.4

(L) Supplemental Cash Flow Information

The following information is provided in accordance with Statement of
Financial Accounting Standards No. 95, "Statement of Cash Flows":
                                                   For the Years Ended
                                                        December 31,
Dollars in Millions                               1993      1992      1991

Income tax payments. . . . . . . . . . . . .     $329.2    $283.9    $262.3
Interest payments. . . . . . . . . . . . . .     $179.0    $187.0    $179.8
Noncash item excluded from the Statement
  of Cash Flows related to the transfer of
  ownership of real estate from NYNEX to
  the Company. . . . . . . . . . . . . . . .     $   -     $ 24.2    $   -

(M) Revenues Subject to Possible Refund

Several state and federal regulatory matters may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1993, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately
$8.2 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(N) Litigation and Other Contingencies

Various other legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

(O) Business Restructuring

In the fourth quarter of 1993, approximately $619 million of pretax business restructuring charges was recorded, primarily related to efforts to redesign operations and work force reductions. These charges included: $395 million for severance and postretirement medical costs for employees leaving the Company through 1996; $83 million for re-engineering service delivery; and $141 million of restructuring charges allocated to the Company from Telesector Resources. The restructuring charges were included in the Income Statements as follows:
Maintenance and support - $78 million; Marketing and customer services - $77 million; and Other expense - $464 million.

In the fourth quarter of 1991, approximately $193 million of pretax organizational restructuring charges was recorded related to force reduction programs. The restructuring charges were included in the Income Statements as follows: Other revenues - $4 million; Maintenance and support - $94 million; Marketing and customer services - $19 million; Other expense - $75 million; and Other income (expense)-net - $1 million.

SUPPLEMENTARY INFORMATION

Quarterly Financial Information (Unaudited)

All adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period have been included in the following table.


     Dollars in Millions
                                            For the quarter ended,
                              March 31,  June 30,   September 30,  December 31,

1993
Operating revenues . . . .   $1,010.1    $1,016.5     $1,027.0      $1,016.6
Operating income . . . . .   $  275.9    $  250.8     $  240.5      $ (470.0)
Earnings before cumulative
  effect of change in
  accounting principle . .   $  140.2    $  131.9     $  114.7      $ (280.5)
Cumulative effect of change
  in accounting for post
  employment benefits, net
  of taxes . . . . . . . .   $  (25.3)   $     -      $    0.3      $     -
Net income . . . . . . . .   $  114.9    $  131.9     $  115.0      $ (280.5)

1992
Operating revenues . . . .   $  957.2    $  969.8     $1,001.2      $  993.7
Operating income . . . . .   $  218.5    $  226.6     $  237.5      $  230.1
Net income . . . . . . . .   $  122.7    $  115.4     $  121.8      $  126.7

Results for the first quarter of 1993 include the adoption of Statement No. 112 (see Note (D) "Employee Benefits" for further discussion). Results for the third quarter of 1993 reflect the effect of the increase in the statutory corporate federal income tax rate (see Note (A) "Accounting Policies -
Income Taxes" for further discussion). Results for the fourth quarter of 1993 reflect the effects of $619 million of pretax charges for business restructuring, including re-engineering operations and force reductions, which were recorded in operating expenses. The after-tax effect of these charges was a reduction in net income of approximately $376 million. (See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations for further discussion of these charges.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During 1993 and 1992, the Company did not change its auditors, and there was no disagreement on any matter of accounting principles or practices or financial statement disclosure that would have required the filing of a Current Report on Form 8-K.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report on Form 10-K.

                                                            Pages in This
                                                           Annual Report On
                                                              Form 10-K

    (1) Financial Statements filed as part of this report are listed in the Table of Contents on page 2 and contained in Item 8 herein.

    (2) Financial Statement Schedules. The following financial statement schedules of the Registrant are included herein in response to Item 14:

         V    - Telephone Plant............................      49-52

         VI   - Accumulated Depreciation, Depletion, and
                Amortization of Telephone Plant............         53

         VIII - Valuation and Qualifying Accounts..........         54

     Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.

     (3) Exhibits. Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

     Exhibit
     Number

     (3)a Restated Certificate of Incorporation of the Company dated August 19, 1988 (Exhibit No. (19)ii to the Registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

     (3)b     By-Laws of the Company as amended April 18, 1989 (Exhibit
              No. (3)b to the Registrant's filing on Form SE, dated May 2, 1989, File No. 1-1150).

     (4) No instrument which defines the rights of holders of long-term debt of the Company is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(i)1 Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, NYNEX Corporation and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)1 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

(10)(i)2 Shared Network Facilities Agreement among American Telephone and Telegraph Company, AT&T Communications of New England, Inc. and New England Telephone and Telegraph Company dated as of November 1, 1983 (Exhibit No. (10)(i)21 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

(10)(i)3 Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and Affiliates dated as of November 1, 1983 (Exhibit No. (10)(i)8 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

(10)(i)4 Post-Divestiture Shared Services Force Transfer Agreement between American Telephone and Telegraph Company and
             New England Telephone and Telegraph Company dated as of January 1, 1984 (Exhibit No. (10)(i)39 to Form 10-K of NYNEX Corporation for 1983, File No. 1-8608).

(10)(i)5 Agreement Concerning the Sharing of Contingent Liabilities dated as of January 28, 1985 (Exhibit No. (19)(i)1 to Form 10-K of NYNEX Corporation for 1984, File No. 1-8608).

(10)(ii)(B)1 Directory License Agreement between New England Telephone and Telegraph Company and NYNEX Information Resources Company dated as of January 1, 1991 (Exhibit No. (10)(ii)(B)4 to the Registrant's filing on Form SE, dated March 26, 1991, File No. 1-1150).

10)(ii)(B)2 Service Agreement concerning provision by Telesector Resources Group, Inc. to New England Telephone and Telegraph Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and
             (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. (19)(i)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-1150.

     (12)    Computation of Ratio of Earnings to Fixed Charges.

     (23)    Consent of Independent Accountants.

     (24)    Powers of attorney.

(b)  Reports on Form 8-K.

     The Company's Current Report on Form 8-K, date of report
     November 15, 1993 and filed November 19, 1993, reporting on
     Item 5.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  New England Telephone and Telegraph Company


                                  By             Gail Deegan

                                        Gail Deegan, Vice President
                                           and Chief Financial Officer


                                              March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

  Donald B. Reed*                 President and Chief Executive Officer

Principal Financial and
  Accounting Officer:

  Gail Deegan                     Vice President and Chief Financial Officer


A Majority of Directors:

Kenneth M. Curtis*
Gerhard M. Freche*
Thomas F. Gilbane, Jr.*
L. F. Hackett*
Ronald A. Homer*
Anna Faith Jones*
Jane E. Newman*                   *By           Gail Deegan
Paul C. O'Brien*                       (Gail Deegan, as attorney-in-fact,
Donald B. Reed*                        and on her own behalf as Principal
Ivan Seidenberg*                       Financial and Accounting Officer)
Ira Stepanian*
Kimon S. Zachos*                              March 25, 1994

                                                                                                   Schedule V - Page 1 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                                                SCHEDULE V - TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                              Other         Balance
                                                 at            Additions     Retirements           Changes          at
                                               12/31/92        (Note a)        (Note b)            (Note c)       12/31/93

Land and Land Improvements. . . . . . . .         36.2             .2              -                 (.1)            36.3

Buildings . . . . . . . . . . . . . . . .        749.5           24.4             2.9                 -             771.0

Furniture and Other Equipment . . . . . .         72.4            6.7            14.5                 -              64.6

Telephone Plant and Equipment
  Central office Equipment. . . . . . . .      4,598.6          397.6(f)        252.8                4.7          4,748.1
  Cable and Wiring. . . . . . . . . . . .      3,548.6          242.8(g)         41.1                 .1          3,750.4
  Conduit and Poles . . . . . . . . . . .      1,239.9           72.1             6.4                 -           1,305.6
  Station and Terminal Equipment. . . . .      1,019.8           36.6           623.0                4.3            437.7
  Other . . . . . . . . . . . . . . . . .        282.8           43.4            32.2                 .1            294.1

Plant Under Construction. . . . . . . . .        167.4          581.3           575.4(d)            (2.9)           170.4

Other . . . . . . . . . . . . . . . . . .         15.1            -               2.2                 -              12.9

TOTAL PLANT . . . . . . . . . . . . . . .     11,730.3        1,405.1(e)      1,550.5                6.2         11,591.1





See page 4 of 4 for description of Notes.

                                                                                                   Schedule V - Page 2 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                                               SCHEDULE V - TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                              Other         Balance
                                                 at            Additions    Retirements            Changes          at
                                               12/31/91        (Note a)      (Note b)              (Note c)       12/31/92

Land and Land Improvements. . . . . . . .         33.1            3.1              -                  -              36.2

Buildings . . . . . . . . . . . . . . . .        689.0           65.4             4.9                 -             749.5

Furniture and Other Equipment . . . . . .         70.8            6.7             4.4                (.7)            72.4

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      4,409.5          373.3(f)        183.5                (.7)         4,598.6
  Cable and Wiring. . . . . . . . . . . .      3,380.9          219.8(g)         51.9                (.2)         3,548.6
  Conduit and Poles . . . . . . . . . . .      1,191.1           58.4             9.6                 -           1,239.9
  Station and Terminal Equipment. . . . .        999.4           28.3            12.7                4.8          1,019.8
  Other . . . . . . . . . . . . . . . . .        283.9           42.2            34.0               (9.3)           282.8

Plant Under Construction. . . . . . . . .        133.9          576.3           558.9(d)            16.1            167.4

Other . . . . . . . . . . . . . . . . . .         20.5            -               5.4                 -              15.1

TOTAL PLANT . . . . . . . . . . . . . . .     11,212.1        1,373.5(e)        865.3               10.0         11,730.3






See page 4 of 4 for description of Notes.

                                                                                                  Schedule V - Page 3 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                                               SCHEDULE V - TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                             Other          Balance
                                                 at            Additions    Retirements           Changes           at
                                               12/31/90        (Note a)      (Note b)             (Note c)        12/31/91

Land and Land Improvements. . . . . . . .         32.1             1.0                -              -               33.1

Buildings . . . . . . . . . . . . . . . .        644.2            47.0               2.2             -              689.0

Furniture and Other Equipment . . . . . .         64.3             9.8               3.6             .3              70.8

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      4,235.9           377.6(f)          209.5            5.5           4,409.5
  Cable and Wiring. . . . . . . . . . . .      3,207.4           230.8(g)           57.3             -            3,380.9
  Conduit and Poles . . . . . . . . . . .      1,138.1            65.1              12.1             -            1,191.1
  Station and Terminal Equipment. . . . .        982.1            27.9              13.2            2.6             999.4
  Other . . . . . . . . . . . . . . . . .        314.7            21.6              52.4             -              283.9

Plant Under Construction. . . . . . . . .        157.3           540.4             563.8(d)          -              133.9

Other . . . . . . . . . . . . . . . . . .         42.4            -                 21.9             -               20.5

TOTAL PLANT . . . . . . . . . . . . . . .     10,818.5         1,321.2 (e)         936.0            8.4          11,212.1






See page 4 of 4 for description of Notes.

                                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                         FINANCIAL STATEMENT SCHEDULE
                                         SCHEDULE V - TELEPHONE PLANT
                                                  FOOTNOTES




<F01>
(a)  These additions, other than additions to Land and Buildings, include material purchased from NYNEX affiliates.  Additions shown also include allowance for funds used during construction.

<F02>
(b)  Items of telephone plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein (estimated if not known).

<F03>
(c)  Includes (1) the original cost (estimated if not known) of reused material which is concurrently credited to material and supplies; (2) reclassifications between the Telephone Plant classifications listed and
     (3) prior period billing adjustments.

<F04>
(d)  Principally Central Office Equipment completed and transferred to plant in service accounts as
     "Additions" in Column C.

<F05>
(e)  Capital Leases and the equity component of allowance for funds used during construction are excluded from capital expenditures in the Statements of Cash Flows.

<F06>
(f)  Plant additions are principally the result of the Company's upgrading of Central Office Equipment.

<F07>
(g)  Primarily due to upgrading of outside plant to meet customer demand.

                                                                                                  Schedule VI - Page 1 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                    SCHEDULE VIACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                              Other         Balance
                                                 at            Additions     Retirements           Changes          at
                                               12/31/92                        (Note a)            (Note b)       12/31/93

Buildings . . . . . . . . . . . . . . . .        214.2           20.1             9.1                 -             225.2

Furniture and Other Equipment . . . . . .         25.9            5.6            15.8                 -              15.7

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      1,952.3          423.4           266.3                 -           2,109.4
  Cable and Wiring. . . . . . . . . . . .      1,522.2          284.8            54.3                 -           1,752.7
  Conduit and Poles . . . . . . . . . . .        409.3           50.4            14.7                 -             445.0
  Station and Terminal Equipment. . . . .        872.5           29.1           623.3                 -             278.3
  Other . . . . . . . . . . . . . . . . .        191.3           18.4            31.5                 -             178.2

Other . . . . . . . . . . . . . . . . . .         10.9             .9             2.0               (0.4)             9.4

TOTAL ACCUMULATED DEPRECIATION. . . . . .      5,198.6          832.7         1,017.0               (0.4)         5,013.9






See page 4 of 4 for description of Notes.

                                                                                                   Schedule VI - Page 2 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                    SCHEDULE VIACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                         Other              Balance
                                                 at            Additions    Retirements       Changes               at
                                               12/31/91                       (Note a)        (Note b)            12/31/92

Buildings . . . . . . . . . . . . . . . .        204.4           18.1             8.8                 .5            214.2

Furniture and Other Equipment . . . . . .         22.1            6.1             2.3                 -              25.9

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      1,680.1          465.0           192.8                 -           1,952.3
  Cable and Wiring. . . . . . . . . . . .      1,350.3          231.7            59.8                 -           1,522.2
  Conduit and Poles . . . . . . . . . . .        377.6           47.7            16.0                 -             409.3
  Station and Terminal Equipment. . . . .        851.4           38.2            10.7               (6.4)           872.5
  Other . . . . . . . . . . . . . . . . .        207.9           19.8            31.9               (4.5)           191.3

Other . . . . . . . . . . . . . . . . . .         15.1            1.3             5.4                (.1)            10.9

TOTAL ACCUMULATED DEPRECIATION. . . . . .      4,708.9          827.9           327.7              (10.5)         5,198.6






See page 4 of 4 for description of Notes.

                                                                                                  Schedule VI - Page 3 of 4

                                        NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                FINANCIAL STATEMENT SCHEDULE
                    SCHEDULE VIACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF TELEPHONE PLANT
                                                   (Dollars in Millions)

    COLUMN A                                  COLUMN B         COLUMN C      COLUMN D          COLUMN E          COLUMN F
                                               Balance                                         Other              Balance
                                                 at            Additions    Retirements       Changes               at
                                               12/31/90                       (Note a)        (Note b)            12/31/91

Buildings . . . . . . . . . . . . . . . .        195.3            17.6               8.5             -              204.4

Furniture and Other Equipment . . . . . .         18.6             5.8               2.3             -               22.1

Telephone Plant and Equipment
  Central Office Equipment. . . . . . . .      1,477.6           415.7             213.3            0.1           1,680.1
  Cable and Wiring. . . . . . . . . . . .      1,181.2           237.8              68.7             -            1,350.3
  Conduit and Poles . . . . . . . . . . .        348.0            48.0              18.4             -              377.6
  Station and Terminal Equipment. . . . .        822.1            29.7               6.8            6.4             851.4
  Other . . . . . . . . . . . . . . . . .        240.9            16.4              49.4             -              207.9

Other . . . . . . . . . . . . . . . . . .         31.2             4.3              20.4             -               15.1

TOTAL ACCUMULATED DEPRECIATION. . . . . .      4,314.9           775.3             387.8            6.5           4,708.9






See page 4 of 4 for description of Notes.

                                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                         FINANCIAL STATEMENT SCHEDULE
             SCHEDULE VIACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF TELEPHONE PLANT
                                                  FOOTNOTES




<F01>
(a)  Retirements on this Schedule VI do not equal retirements per the related Schedule V due to the effects of accounting for cost of removal and salvage as prescribed by the FCC.

<F02>
(b)  For 1992 and 1991, Other Changes include adjustments related to inside wire and reserve deficiency amortization.  In addition, 1992 includes an adjustment related to the recognition of depreciation expense previously deferred in accordance with a prior regulatory agreement with the State of New Hampshire.

                                                                                                            Schedule VIII

                                          NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                  FINANCIAL STATEMENT SCHEDULE
                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                     (Dollars in Millions)

       COLUMN A                          COLUMN B                    COLUMN C                    COLUMN D          COLUMN E
                                                                    ADDITIONS
                                        Balance at       Charged to Costs    Charged to                           Balance at
                                       Beginning of        and Expenses    Other Accounts         Deductions        End of
       Description                        Period                                                                    Period

Allowance for Uncollectibles

    Year 1993 . . . . . . . . . . .        40.6                51.3              54.4 (a)           94.6 (b)         51.7

    Year 1992 . . . . . . . . . . .        24.4                52.0              63.3 (a)           99.1 (b)         40.6

    Year 1991 . . . . . . . . . . .        19.0                57.4              60.5 (a)          112.5 (b)         24.4


Restructuring

    Year 1993 . . . . . . . . . . .        33.2               425.5                -                31.0            427.7

    Year 1992 . . . . . . . . . . .       106.7                 -                  -                73.5             33.2

    Year 1991 . . . . . . . . . . .        12.6               153.6               4.4 (c)           63.9            106.7




<F01>
(a)  Includes amounts to establish a reserve for purchased accounts receivable.

<F02>
(b)  Amounts written off as uncollectible.  Amounts previously written off are credited directly to this account when recovered.

<F03>
(c)  Amounts charged to revenues and other income.
