Form 10-Q
period 1994-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-05-12
CIK 71344

Form 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark one)
  ---
   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1994


                                      OR

  ---
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                        Commission File Number 1-1150


                NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



                Incorporated under the laws of the State of New York

                  I.R.S. Employer Identification Number 04-1664340

                   125 High Street, Boston, Massachusetts  02110

                          Telephone Number (617) 743-9800


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .

Form 10-Q Part I                 New England Telephone and Telegraph Company

                        PART I - FINANCIAL INFORMATION

                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (In millions) (Unaudited)

                                                      For the
                                                Three Months Ended
                                                      March 31,
                                                  1994        1993
OPERATING REVENUES
  Local service . . . . . . . . . . . . . .     $  470.2    $  445.7
  Long distance . . . . . . . . . . . . . .        193.4       186.8
  Network access. . . . . . . . . . . . . .        298.9       294.5
  Other . . . . . . . . . . . . . . . . . .         90.2        83.1
   Total operating revenues . . . . . . . .      1,052.7     1,010.1

OPERATING EXPENSES
  Maintenance and support . . . . . . . . .        305.0       258.4
  Depreciation and amortization . . . . . .        219.8       195.9
  Marketing and customer services . . . . .        146.3       133.9
  Taxes other than income taxes . . . . . .         23.5        30.3
  Provision for uncollectible revenues. . .         12.2        12.7
  Other . . . . . . . . . . . . . . . . . .      82.2       103.0
   Total operating expenses . . . . . . . .        789.0       734.2

Operating income. . . . . . . . . . . . . .        263.7       275.9

Other income (expense) - net. . . . . . . .          2.7       (13.3)

Interest expense. . . . . . . . . . . . . .         40.2        46.3

Earnings before Income taxes and
    cumulative effect of change in
    accounting principle. . . . . . . . . .        226.2       216.3

Income taxes
  Federal . . . . . . . . . . . . . . . . .         66.1        60.8
  State . . . . . . . . . . . . . . . . . .         15.4        15.3
   Total income taxes . . . . . . . . . . .         81.5        76.1

Earnings before cumulative effect
    of change in accounting principle . . .        144.7       140.2

Cumulative effect of change in accounting
    for postemployment benefits, net of
    taxes . . . . . . . . . . . . . . . . .          -         (25.3)*

Net Income. . . . . . . . . . . . . . . . .     $  144.7    $  114.9 *

RETAINED EARNINGS
  Beginning of period . . . . . . . . . . .     $  929.9    $1,262.0
   Net income . . . . . . . . . . . . . . .        144.7       114.9 *
   Dividends declared . . . . . . . . . . .       (106.0)     (103.4)
  End of period . . . . . . . . . . . . . .     $  968.6    $1.273.5 *

*Restated to reflect the adoption of Statement of Financial Accounting
 Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

See accompanying notes to financial statements.

Form 10-Q Part I                 New England Telephone and Telegraph Company

                                BALANCE SHEETS
                                (In millions)
                                                   March 31,    December 31,
                                                     1994           1993
                                                 (Unaudited)
ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . .   $     8.8      $    11.2
  Receivables (net of allowance of $54.1
    and $51.7, respectively) . . . . . . . . .       748.5          732.5
  Deferred income taxes. . . . . . . . . . . .       105.6          120.6
  Deferred charges . . . . . . . . . . . . . .        93.9           99.5
  Inventory. . . . . . . . . . . . . . . . . .        44.0           57.6
  Prepaid expenses and other . . . . . . . . .        35.7           69.6
    Total current assets . . . . . . . . . . .     1,036.5        1,091.0

Telephone plant - at cost. . . . . . . . . . .    11,777.1       11,591.1
  Less: accumulated depreciation . . . . . . .     5,160.1        5,013.9
                                                   6,617.0        6,577.2

Deferred charges and other . . . . . . . . . .       594.4          602.8

  TOTAL ASSETS . . . . . . . . . . . . . . . .   $ 8,247.9      $ 8,271.0

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
  Accounts payable
    Affiliates . . . . . . . . . . . . . . . .   $   395.6      $   404.3
    Trade and other. . . . . . . . . . . . . .       577.2          587.7
  Short-term debt. . . . . . . . . . . . . . .        65.6          158.5
  Dividends payable. . . . . . . . . . . . . .       106.1          103.4
  Taxes accrued. . . . . . . . . . . . . . . .        91.0           26.5
  Advance billing and customers' deposits. . .        20.7           18.2
  Interest accrued . . . . . . . . . . . . . .        45.1           37.8
    Total current liabilities. . . . . . . . .     1,301.3        1,336.4

Long-term debt . . . . . . . . . . . . . . . .     2,164.3        2,164.0
Deferred income taxes. . . . . . . . . . . . .       829.5          841.7
Unamortized investment tax credits . . . . . .       109.9          115.4
Other long-term liabilities
  and deferred credits . . . . . . . . . . . .       785.2          794.5
    Total liabilities. . . . . . . . . . . . .     5,190.2        5,252.0

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
  Common stock - one share, without par value.     2,089.1        2,089.1
  Retained earnings. . . . . . . . . . . . . .       968.6          929.9
    Total share owner's equity . . . . . . . .     3,057.7        3,019.0

  TOTAL LIABILITIES AND SHARE OWNER'S EQUITY .   $ 8,247.9      $ 8,271.0

See accompanying notes to financial statements.

Form 10-Q Part I                 New England Telephone and Telegraph Company

                            STATEMENTS OF CASH FLOWS
                           (In millions) (Unaudited)
                                                         For The
                                                    Three Months Ended
                                                         March 31,
                                                     1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . . . . . . . . . .  $ 144.7     $ 114.9 *
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization. . . . . . . . .    219.8       195.9
   Allowance for funds used during
     construction - equity component. . . . . . .     (2.0)       (2.0)
   Changes in operating assets and liabilities:
     Receivables. . . . . . . . . . . . . . . . .    (16.0)        1.4
     Deferred income taxes. . . . . . . . . . . .     15.0        (6.5)*
     Deferred charges . . . . . . . . . . . . . .      5.6        14.9
     Inventory. . . . . . . . . . . . . . . . . .     13.6         4.1
     Prepaid expenses and other . . . . . . . . .     33.9        (6.8)
     Accounts payable . . . . . . . . . . . . . .    (19.2)      (64.4)*
     Taxes accrued. . . . . . . . . . . . . . . .     64.5        85.9
     Advance billing and customers' deposits. . .      2.5         1.2
     Interest accrued . . . . . . . . . . . . . .      7.3        (6.1)
   Deferred income taxes and Unamortized
     investment tax credits . . . . . . . . . . .    (17.7)     (126.7)*
   Other long-term liabilities and
     deferred credits . . . . . . . . . . . . . .     (9.3)      140.6 *
   Other - net. . . . . . . . . . . . . . . . . .     (3.1)        3.3
Total adjustments . . . . . . . . . . . . . . . .    294.9       234.8

Net cash provided by operating activities . . . .    439.6       349.7

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures . . . . . . . . . . . . .   (245.5)     (172.9)
   Advances to NYNEX. . . . . . . . . . . . . . .      -          82.0

Net cash used in investing activities . . . . . .   (245.5)     ( 90.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX. . . . . . . . . . . . . .    (92.8)        0.1
   Dividends paid to NYNEX. . . . . . . . . . . .   (103.4)      (99.1)
   Issuance of long-term debt . . . . . . . . . .      -         223.6
   Repayment of long-term debt and
        capital leases. . . . . . . . . . . . . .     (0.3)       (0.3)
   Debt refinancings and call premiums. . . . . .      -        (380.5)

Net cash used in financing activities . . . . . .   (196.5)     (256.2)

Net (decrease) increase in Cash . . . . . . . . .     (2.4)        2.6
Cash at beginning of year . . . . . . . . . . . .     11.2        12.7
Cash at end of year . . . . . . . . . . . . . . .  $   8.8     $  15.3

*Restated to reflect the adoption of Statement of Financial Accounting
 Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

See accompanying notes to financial statements.

Form 10-Q Part I                 New England Telephone and Telegraph Company


                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

(a) BASIS OF PRESENTATION - The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K.

(b) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At March 31, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $63.1 million.

(c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                           For the
                                                     Three Months Ended
                                                           March 31,
                                                       1994        1993
(In millions)
Income tax (refunds) payments. . . . . . . . . .      $(16.9)     $31.7
Interest payments. . . . . . . . . . . . . . . .      $ 32.2      $50.9

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of March 31, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $14 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I                 New England Telephone and Telegraph Company

                                 (Unaudited)



(e) LITIGATION AND OTHER CONTINGENCIES - Various legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

Form 10-Q Part I                 New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.


BUSINESS RESTRUCTURING

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), the Company recorded pretax charges of approximately $619 million in the fourth quarter of 1993 for business restructuring. These charges included costs for severance, postretirement medical costs and for re-engineering the way service is delivered to customers. In the first quarter of 1994, the Company utilized approximately $5 million of the restructuring reserves, primarily for developing and marketing a single "NYNEX" brand identity and for systems re-engineering.
In addition, the reserve was reduced by approximately $6 million to reflect a revised estimate of costs related to a "NYNEX" brand identity.

In February of 1994, the Board of Directors of NYNEX Corporation approved a pension enhancement for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. An agreement has been reached with the Communications Workers of America which extends the existing labor agreement to August 1998 and provides a retirement incentive. Negotiations to reach a similar agreement with the International Brotherhood of Electrical Workers continue. The management retirement incentive and any nonmanagement retirement incentive that may subsequently be implemented are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 6,300 employees by the end of 1996.

There were no significant cost savings as a result of business restructuring in the first quarter of 1994. Force reductions will begin in the second quarter of 1994 as re-engineering initiatives are implemented and as retirement incentives are offered to eligible employees.

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993

OPERATING REVENUES

Operating revenues increased $42.6 million, or 4.2%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                  Increase
                                                (In millions)
Local service. . . . . . . . . . . . . .            $24.5
Long distance. . . . . . . . . . . . . .              6.6
Network access . . . . . . . . . . . . .              4.4
Other. . . . . . . . . . . . . . . . . .              7.1
                                                    $42.6

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $24.5 million due principally to increased customer demand evidenced by growth in access lines and growth in sales of calling features such as caller identification, remote call forwarding and touch-tone services. This increase also includes the 1994 reversal of

Form 10-Q Part I                 New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

OPERATING REVENUES (Continued)

$5 million of revenues deferred in 1993, that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access transport area ("LATA"), and include public and private network switching. Long distance revenues increased $6.6 million principally due to increased message toll service usage, including the effect of severe winter weather, partially offset by decreases in private line revenues and wide area telecommunications service revenues due primarily to increased competition and customer shifts to lowered priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues increased $4.4 million due principally to a $7 million increase in switched access revenues partially offset by a $3 million decrease in special access revenues. Switched access revenues increased due principally to an $18 million increase in network demand offset by a net decrease of approximately $6 million primarily attributable to interstate rate changes. Special access revenues decreased due principally to decreased demand resulting from increased competition and customer shifts to lower priced services offered by the Company.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues increased $7.1 million due principally to a $4 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement and to a $2 million increase in revenues from inside wire related charges and voice messaging services.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1994 increased $54.8 million, or 7.5%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                              Increase (Decrease)
                                                 (In millions)

Depreciation and amortization. . . . . .            $23.9
Taxes other than income taxes. . . . . .             (6.8)
All other:
    Employee related . . . . . . . . . .              1.7
    Other. . . . . . . . . . . . . . . .             36.0
                                                    $54.8

Form 10-Q Part I                 New England Telephone and Telegraph Company


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

OPERATING EXPENSES (Continued)

Depreciation and amortization increased $23.9 million due principally to a $17 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993 and a $7 million increase associated with increased plant investment.

Taxes other than income taxes, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $6.8 million due principally to an $8 million decrease in property taxes primarily attributable to a reversal of a 1993 accrual as a result of unasserted municipal assessments.

Employee related costs, which consist primarily of wages, payroll taxes and employee benefits, increased $1.7 million. Wages and payroll taxes increased $2 million, due principally to increases in salary and wage rates, partially offset by decreases resulting from reductions in the Company's work force due to transfers of employees to Telesector Resources Group, Inc. ("Telesector Resources") associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone Company ("New York Telephone") as a single enterprise under the "NYNEX" brand (see Other operating expenses below).

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $36.0 million. This increase was principally due to: a $14 million net increase in charges from affiliated companies primarily attributable to the transfer of employees from the Company to Telesector Resources (see Employee related costs above); a $9 million increase in right to use fees principally resulting from increased software purchases; and a $7 million increase resulting from capitalization in 1993 of certain 1992 engineering charges.

Form 10-Q Part I                 New England Telephone and Telegraph Company


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net increased $16.0 million over the same period last year due principally to a $14 million increase resulting from termination in 1994 of payments to New York Telephone pursuant to the transition plan to phase in the earnings impact of the unified tariff access rate structure. In addition, there was a $3 million increase due to higher expenses in the first three months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

INTEREST EXPENSE

Interest expense decreased $6.1 million from the same period last year, primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993 and a decrease in the average level of external debt.

INCOME TAXES

Income taxes increased $5.4 million over the same period last year. The increase was principally due to an increase in taxable income and a $3 million increase associated with the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.

FINANCING

At March 31, 1994, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Form 10-Q Part II                New England Telephone and Telegraph Company


                         PART II - OTHER INFORMATION

Item 5.   Other Information

          State Regulatory Matters

          Maine

          As previously reported (see New England Telephone and Telegraph Company's ("the Company") Annual Report on Form 10-K for the year ended December 31, 1993), the Company filed its comprehensive rate design proposal with the Maine Public Utilities Commission ("MPUC") on July 6, 1992. In a decision dated April 13, 1994, the MPUC rejected the Company's rate design proposal. The MPUC found that the Company had not adequately supported the proposal. Because the Company proposal was designed to be revenue neutral, there will be no immediate earnings impact from the MPUC's decision.

          The MPUC expressed an interest in exploring how the rate realignment proposed by the Company might be accomplished through an alternative form of regulation, in lieu of traditional rate of return regulation. The MPUC announced its intention to commence such an investigation, as well as a related investigation into competition, interconnection and the unbundling of tariffed services.

          Massachusetts

          On April 14, 1994, the Company filed comprehensive tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan ("Plan") to govern the Company's Massachusetts intrastate operations. The Plan proposes the following: (1) regulation of the Company for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit the Company's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and
          (9) a new streamlined standard of regulation governing the review of tariff filings. On April 20, 1994, in accordance with its statutory authority, the MDPU suspended the effective date of the proposed tariffs until November 14, 1994, in order to investigate the filing.

Form 10-Q Part II                New England Telephone and Telegraph Company

Item 5.   Other Information (Continued)

          State Regulatory Matters (Continued)

          Rhode Island

          Pursuant to the Rhode Island price regulation trial, on March 1, 1994, the Company filed information with the Rhode Island Public Utilities Commission ("RIPUC") proposing a 1993 shared earnings credit of $0.4 million. The RIPUC has scheduled a hearing in May regarding the filing.

          Vermont

          As previously reported (see the Company's Report on Form 10-K for the year ended December 31, 1993), the Company filed a petition for a price regulation plan with the Vermont Public Service Board ("VPSB") on October 5, 1993. In a related proceeding, on December 1, 1993, the Vermont Department of Public Service ("VDPS") filed a petition seeking to examine the Company's rates and to ensure that rates are at appropriate levels prior to the initiation of a price regulation plan. On April 11, 1994, the VDPS filed testimony alleging that the Company is overearning in Vermont by $27.5 million on an annual basis and asking the VPSB to direct that any rate reduction be returned to the ratepayers of Vermont in the form of a rebate retroactive to December 1993. A decision in both the incentive regulation and rate dockets is due from the VPSB by October 5, 1994.

          Federal Regulatory Matters

          On April 1, 1994, the Company filed tariffs to implement the fourth annual update to the price cap rates. These tariffs, as amended, will result in a net reduction in the Company's annual interstate access rates of approximately $0.3 million during the tariff period from July 1, 1994 to June 30, 1995.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number

          (12) Computation of Ratio of Earnings to Fixed Charges

(b)       Reports on Form 8-K

          The Company's Current Report on Form 8-K, date of report January 24, 1994 and filed March 1, 1994, reporting on
          Item 5.

Form 10-Q                        New England Telephone and Telegraph Company







                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                          Gail Deegan
                                          Gail Deegan
                          Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)



May 11, 1994