Form 10-Q
period 1994-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-08-10
CIK 71344

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


    (Mark one)
      ---
       X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---             OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994


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


                                              For the            For the
                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1994        1993    1994       1993
    OPERATING REVENUES
      Local service. . . . . . . . . . .$  479.7  $  451.5  $  949.9   $  897.2
      Long distance. . . . . . . . . . .   185.6     187.9     379.0      374.7
      Network access . . . . . . . . . .   295.4     289.5     594.3      584.0
      Other. . . . . . . . . . . . . . .    90.8      87.6     181.0      170.7
     Total operating revenues. . . . . . 1,051.5   1,016.5   2,104.2    2,026.6

    OPERATING EXPENSES
      Maintenance and support. . . . . .   288.4     285.0     593.4      543.4
      Depreciation and amortization. . .   222.9     200.8     442.7      396.7
      Marketing and customer services. .   139.2     145.2     285.5      279.1
      Taxes other than income taxes. . .    29.8      27.8      53.3       58.1
      Provision for uncollectible revenues  10.8      10.4      23.0       23.1
      Other. . . . . . . . . . . . . . .   139.8      96.5     222.0      199.5
     Total operating expenses. . . . .     830.9     765.7   1,619.9    1,499.9

    Operating income . . . . . . . . . .   220.6     250.8     484.3      526.7

    Other income (expense) - net . . . .     3.5     (10.7)      6.2      (24.0)

    Interest expense . . . . . . . . . .    41.2      42.5      81.4       88.8

    Earnings before income taxes and
     cumulative effect of change in
     accounting principle. . . . . . .     182.9     197.6     409.1      413.9

    Income taxes
      Federal. . . . . . . . . . . . . .    52.9      52.3     119.0      113.1
      State and local. . . . . . . . . .    12.9      13.4      28.3       28.7
     Total income taxes. . . . . . . .      65.8      65.7     147.3      141.8

    Earnings before cumulative effect of
     change in accounting principle. .     117.1     131.9     261.8      272.1

    Cumulative effect of change in
     accounting for postemployment
     benefits, net of taxes. . . . . .        -         -         -       (25.3)*

    NET INCOME . . . . . . . . . . . . . $ 117.1  $  131.9  $  261.8   $  246.8 *

    RETAINED EARNINGS
      Beginning of period. . . . . . . . $ 968.6  $1,273.5* $  929.9   $1,262.0
       Net income  . . . . . . . . . . .   117.1     131.9     261.8      246.8 *
       Dividends declared  . . . . . . .  (106.2)   (103.3)   (212.2)    (206.7)
      End of period. . . . . . . . . . . $ 979.5  $1,302.1* $  979.5   $1,302.1 *

    *Restated to reflect the adoption of Statement of Financial Accounting
     Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

    See accompanying notes to financial statements.

  Form 10-Q Part I                  New England Telephone and Telegraph Company


                                BALANCE SHEETS
                                 (In millions)

                                                      June 30,    December 31,
                                                       1994           1993

                                                    (Unaudited)
    ASSETS

    Current assets:
      Cash . . . . . . . . . . . . . . . . . . . .   $    8.6      $    11.2
      Receivables (net of allowance of $46.6
        and $51.7, respectively) . . . . . . . . .      767.9          732.5
      Deferred income taxes. . . . . . . . . . . .       88.5          120.6
      Deferred charges . . . . . . . . . . . . . .       88.0           99.5
      Inventories. . . . . . . . . . . . . . . . .       42.5           57.6
      Prepaid expenses and other . . . . . . . . .       45.7           69.6
        Total current assets . . . . . . . . . . .    1,041.2        1,091.0

    Telephone plant - at cost. . . . . . . . . . .   11,964.3       11,591.1
      Less: accumulated depreciation . . . . . . .    5,329.4        5,013.9
                                                      6,634.9        6,577.2

    Deferred charges and other . . . . . . . . . .      585.0          602.8

      TOTAL ASSETS . . . . . . . . . . . . . . . .  $ 8,261.1      $ 8,271.0

    LIABILITIES AND SHARE OWNER'S EQUITY

    Current liabilities:
      Accounts payable
        Affiliates . . . . . . . . . . . . . . . .  $   401.0      $   404.3
        Trade and other. . . . . . . . . . . . . .      547.5          587.7
      Short-term debt. . . . . . . . . . . . . . .      163.9          158.5
      Dividends payable. . . . . . . . . . . . . .      106.1          103.4
      Taxes accrued. . . . . . . . . . . . . . . .       19.6           26.5
      Advance billing and customers' deposits. . .       20.6           18.2
      Interest accrued . . . . . . . . . . . . . .       37.4           37.8
        Total current liabilities. . . . . . . . .    1,296.1        1,336.4

    Long-term debt . . . . . . . . . . . . . . . .    2,164.7        2,164.0
    Deferred income taxes. . . . . . . . . . . . .      803.0          841.7
    Unamortized investment tax credits . . . . . .      104.2          115.4
    Other long-term liabilities
     and deferred credits. . . . . . . . . . . . .      824.5          794.5
        Total liabilities. . . . . . . . . . . . .    5,192.5        5,252.0

    Commitments and contingencies (Notes (d) and (e))

    Share owner's equity:
      Common stock - one share, without par value.    2,089.1        2,089.1
      Retained earnings. . . . . . . . . . . . . .      979.5          929.9
        Total share owner's equity . . . . . . . .    3,068.6        3,019.0

      TOTAL LIABILITIES AND SHARE OWNER'S EQUITY .  $ 8,261.1      $ 8,271.0

    See accompanying notes to financial statements.

 Form 10-Q Part I                  New England Telephone and Telegraph Company


                              STATEMENTS OF CASH FLOWS
                             (In millions) (Unaudited)

                                                               For The
                                                          Six Months Ended
                                                              June 30,
                                                         1994           1993

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income. . . . . . . . . . . . . . . . . . . .  $ 261.8       $ 246.8 *
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization. . . . . . . . .    442.7         396.7
       Allowance for funds used during
         construction - equity component. . . . . . .     (4.7)         (3.9)
       Change in operating assets and liabilities:
       Receivables. . . . . . . . . . . . . . . . . .    (35.4)         (2.0)
       Deferred income taxes. . . . . . . . . . . . .     32.1           2.5 *
       Deferred charges . . . . . . . . . . . . . . .     11.5           6.5
       Inventories. . . . . . . . . . . . . . . . . .     15.1           3.8
       Prepaid expenses and other . . . . . . . . . .     23.9         (19.9)
       Accounts payable . . . . . . . . . . . . . . .    (43.5)        (59.3)*
       Taxes accrued. . . . . . . . . . . . . . . . .     (6.9)         (0.2)
       Advance billing and customers' deposits. . . .      2.4           0.7
       Interest accrued . . . . . . . . . . . . . . .     (0.4)         (3.3)
       Deferred income taxes and Unamortized
         investment tax credits . . . . . . . . . . .    (49.9)       (138.1)*
       Other long-term liabilities and
         deferred credits . . . . . . . . . . . . . .     30.0         120.3 *
       Other - net. . . . . . . . . . . . . . . . . .      1.3          28.0
    Total adjustments . . . . . . . . . . . . . . . .    418.2         331.8

    Net cash provided by operating activities . . . .    680.0         578.6

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures . . . . . . . . . . . . .   (478.4)       (376.8)
       Advances to NYNEX. . . . . . . . . . . . . . .       -           82.0

    Net cash used in investing activities . . . . . .   (478.4)       (294.8)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from NYNEX. . . . . . . . . . . . . .      5.7         149.0
       Dividends paid to NYNEX. . . . . . . . . . . .   (209.4)       (202.5)
       Issuance of long-term debt . . . . . . . . . .      -           323.2
       Repayment of long-term debt and capital leases     (0.5)         (0.6)
       Debt refinancings and call premiums. . . . . .      -          (551.0)

    Net cash used in financing activities . . . . . .   (204.2)       (281.9)

    Net (decrease) increase in Cash . . . . . . . . .     (2.6)          1.9
    Cash at beginning of period . . . . . . . . . . .     11.2          12.7
    Cash at end of period . . . . . . . . . . . . . .  $   8.6       $  14.6

    *Restated to reflect the adoption of Statement of Financial Accounting
    Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

    See accompanying notes to financial statements.

 Form 10-Q Part I                  New England Telephone and Telegraph Company


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

    (a) BASIS OF PRESENTATION - The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

    (b) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At June 30, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $69.8 million.

    (c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
    Standards No. 95, "Statement of Cash Flows":

                                                             For the
                                                        Six Months Ended
                                                             June 30,
                                                         1994      1993
    (In millions)
    Income tax payments. . . . . . . . . . . . . . .   $121.5    $169.1
    Interest payments. . . . . . . . . . . . . . . .   $ 73.8    $ 90.5

    (d) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of June 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $15 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

 Form 10-Q Part I                  New England Telephone and Telegraph Company


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

    The following Management's Narrative Analysis of Results of
    Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

    FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

    BUSINESS RESTRUCTURING

    Second quarter 1994 results include $35 million of pretax charges
    ($23 million after-tax) for pension enhancements for employees who elected during the quarter to leave New England Telephone and Telegraph Company (the "Company") and Telesector Resources Group, Inc. ("Telesector Resources") under retirement incentives. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of Telesector Resources' pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reduction of approximately 6,300 employees by the end of 1996.

    Approximately $16 million of the pretax charges ($12 million after-tax) were recorded by the Company and included the following: $6 million ($5 million after-tax) for pension enhancements for approximately 400 employees who elected during the quarter to leave the Company under retirement incentives, and $10 million ($7 million after-tax) for associated postretirement medical benefits.

    Approximately $19 million of the pretax charges ($11 million after-tax) were allocated to the Company from Telesector Resources for costs associated with its force reductions during the quarter, which included $5 million ($3 million after-tax) for pension enhancements and $14 million ($8 million after-tax) for associated postretirement medical benefits.

    The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits.
    Much of the cost of the incentives will be funded by NYNEX's pension plans. These incentives also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. In February of 1994, the Board of Directors of NYNEX Corporation approved a pension enhancement for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements.
    An agreement has been reached with the Communications Workers of America which extends the existing labor agreement to August 1998 and provides a retirement incentive. On August 5, 1994, a similar agreement with the International Brotherhood of Electrical Workers in New England was tentatively reached, subject to ratification by the union membership. (See COLLECTIVE BARGAINING AGREEMENTS below.)

    The restructuring reserve balance for the 1993 business restructuring charges at June 30, 1994 was approximately $336 million, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring. In the first six months of 1994, the Company reduced 1993 restructuring reserves by approximately $90 million as follows:
    $29 million of reserves established for severance were transferred to the pension liability on a per employee basis as a result of employees leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $3 million was utilized for other retiree costs; $5 million was utilized for developing a single "NYNEX" brand identity and $6 million was reversed to reflect a

 Form 10-Q Part I                  New England Telephone and Telegraph Company


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

    FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993
    (Continued)

    BUSINESS RESTRUCTURING (continued)

    revised estimate of costs related to a "NYNEX" brand identity;
    $20 million was utilized for the Company's allocation of Telesector Resources' pension enhancements; $15 million was utilized for the Company's allocation of Telesector Resources' postretirement medical benefits; and $12 million was utilized for the Company's allocation of Telesector Resources' system re-engineering. Additionally, $14 million of reserves established in 1991 for severance costs related to Telesector Resources were utilized for the Company's allocation of Telesector Resources pension enhancements.

    There were no significant cost savings as a result of business restructuring in the first six months of 1994. Since most of the employees that left the Company under terms of the enhanced pension offering left near the end of the period, the expense savings associated with this force reduction have not yet been realized.

    OPERATING REVENUES

    Operating revenues increased $77.6 million, or 3.8%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                               Increase (Decrease)
                                                  (In millions)
    Local service. . . . . . . . . . . . . .         $ 52.7
    Long distance. . . . . . . . . . . . . .            4.3
    Network access . . . . . . . . . . . . .           10.3
    Other .  . . . . . . . . . . . . . . . .           10.3
                                                     $ 77.6

    Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $52.7 million due principally to increased customer demand of approximately $33 million, evidenced by growth in access lines and growth in sales of calling features such as caller identification, call waiting and touch-tone services, and to an increase of approximately $8 million in local service rates primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994. In addition, there was a $5 million increase in local directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems, and a $6 million increase primarily due to the 1994 reversal of revenues deferred in 1993 that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993.

    Long distance revenues are earned from the provision of services beyond the local service area, but within the local access transport area ("LATA"), and include public and private network switching. Long distance revenues increased $4.3 million due principally to increased message toll service

 Form 10-Q Part I                  New England Telephone and Telegraph Company


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

    FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993
    (Continued)

    OPERATING REVENUES (Continued)

    usage of approximately $11 million, including the effect of severe weather, and a $5 million increase in long distance directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems. These increases were partially offset by decreases in long distance rates of approximately $12 million primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994 and decreases in private line revenues and wide area telecommunications service revenues due primarily to increased competition and customer shifts to lower priced services offered by the Company.

    Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues increased $10.3 million due principally to a $16 million increase in switched access revenues partially offset by a $6 million decrease in special access revenues. Switched access revenues increased due principally to a $30 million increase in network demand offset by a net decrease of approximately $11 million primarily attributable to interstate rate changes. Special access revenues decreased $6 million due principally to decreased demand of approximately $5 million resulting from increased competition and customer shifts to lower priced services offered by the Company and a $1 million decrease resulting from interstate rate reductions.

    Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues increased $10.3 million due principally to a $7 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement and to a $4 million increase in revenues from inside wire related charges and voice messaging services.

    OPERATING EXPENSES

    Operating expenses for the six months ended June 30, 1994 increased $120.0 million, or 8.0%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                Increase (Decrease)
                                                   (In millions)

    Depreciation and amortization. . . . . . .         $ 46.0
    Taxes other than income taxes. . . . . . .           (4.8)
    All other:
      Business restructuring charges
       recorded in 1994. . . . . . . . . . . .           35.4
      Employee related costs . . . . . . . . .           (6.8)
      Other operating expenses . . . . . . . .           50.2
                                                       $120.0

 Form 10-Q Part I                  New England Telephone and Telegraph Company


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

    FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993
    (Continued)

    OPERATING EXPENSES (Continued)

    Depreciation and amortization increased $46.0 million due principally to a $33 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993 and a $15 million increase associated with increased plant investment.

    Taxes other than income taxes, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $4.8 million due principally to an $8 million decrease in property taxes primarily attributable to a 1994 reversal of a 1993 accrual as a result of unasserted municipal assessments. This decrease was partially offset by a $2 million increase in Massachusetts property taxes due to increased tax rates and a $1 million increase in Rhode Island gross receipts tax as a result of an increase in Rhode Island operating revenues.

    Business restructuring charges recorded in the second quarter of 1994 consisted of incremental costs related to pension enhancements (see Business Restructuring above).

    Employee related costs, which consist primarily of wages, payroll taxes and employee benefits, decreased $6.8 million due principally to an $8 million net decrease in wages and payroll taxes primarily attributable to reductions in the Company's work force due to transfers of employees to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone Company
    ("New York Telephone") as a single enterprise (see Other operating expenses below) and to the Company's force reduction program, partially offset by increases in salary and wage rates.
    In addition, there was a $1 million increase in employee benefit costs for active and retired employees due principally to increased medical costs.

    Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $50.2 million. This increase was due principally to a $27 million net increase in charges from affiliated companies primarily attributable to an increase in contracted and centralized services and the transfer of employees from the Company and NYNEX Corporate to Telesector Resources (see Employee related costs above), a $15 million increase in right to use fees resulting from increased software purchases and a $7 million increase resulting from capitalization in 1993 of certain 1992 engineering charges.

    OTHER INCOME (EXPENSE) - NET

    Other income (expense) - net increased $30.2 million over the same period last year due principally to a $28 million increase resulting from completion in 1993 of the transition plan with New York Telephone to phase in the earnings impact of the unified tariff access rate structure. In addition, there was a $3 million increase due to higher expenses in the first six months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

 Form 10-Q Part I                  New England Telephone and Telegraph Company


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

    FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993
    (Continued)

    OPERATING EXPENSES (Continued)

    INTEREST EXPENSE

    Interest expense decreased $7.4 million from the same period last year, primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993.

    INCOME TAXES

    Income taxes increased $5.5 million over the same period last year. The increase was principally due to a $5 million increase associated with the enactment of the Revenue Reconciliation Act of 1993 on August 10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.

    FINANCING

    At June 30, 1994, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

    COLLECTIVE BARGAINING AGREEMENTS

    On March 24, 1994, an agreement was reached with the Communications Workers of America to extend through August 8,
    1998 the collective bargaining agreement that was to expire on August 5, 1995. The agreement was ratified in May 1994.
    On August 5, 1994, a similar agreement was tentatively reached with the International Brotherhood of Electrical Workers, subject to ratification by the union membership. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase
    4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997.
    In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated
    "process change", an enhanced educational program and incentives to improve service quality.

 Form 10-Q Part II                 New England Telephone and Telegraph Company


                          PART II - OTHER INFORMATION


    Item 5.  Other Information

             State Regulatory Matters

             Maine

             The Maine Public Utilities Commission ("MPUC") has commenced an investigation into alternative forms of regulation, in lieu of traditional rate of return regulation, for New England Telephone and Telegraph Company (the "Company"). The MPUC has also initiated, on a parallel track, a proceeding with regard to competition, interconnection and the unbundling of tariffed services.

             Massachusetts

             In connection with the Company's proposed Alternative
             Regulatory Plan (as previously reported in the Company's
             Quarterly Report on Form 10-Q for the quarter ended
             March 31, 1994), the Massachusetts Department of Public Utilities ("MDPU") ruled on May 24, 1994 that the Company's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning the Company's filing commenced on July 11, 1994.

             New Hampshire

             On June 30, 1994, the New Hampshire Public Utilities
             Commission ("NHPUC") approved the Company's proposed toll rate reduction targeted at small and medium volume usage customers, effective August 5, 1994. The annual revenue effect of the toll rate reduction is estimated to be approximately $7.1 million. The NHPUC previously approved, effective
             January 31, 1994, a Company-requested toll rate reduction targeted at high and medium volume usage customers, with an annual revenue effect of $3.5 million.

             Rhode Island

             On June 15, 1994, the Rhode Island Public Utilities Commission approved a 1993 shared earnings credit of $485,000 pursuant to the Rhode Island price regulation trial. In July of 1994, the Company issued the 1993 shared earnings credit to Rhode Island customers.

             Vermont

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

    Item 5.   Other Information (Continued)

              State Regulatory Matters (Continued)

              of a price regulation plan. On May 27, 1994, the Company and the VDPS submitted to the VPSB a proposed agreement to resolve the major issues in the Company's Price Regulation Plan proceeding. The agreement would afford the Company pricing and marketing flexibility and would not restrict the Company's earnings. In connection with the proposed agreement, the VDPS has reduced its allegation of Company overearnings from $27.5 million to $17.1 million on an annual basis. Hearings before the VPSB concluded on July 21, 1994 and a decision is expected in October.

              Federal Regulatory Matters

              In June of 1994, the Federal Communications Commission
              ("FCC") completed a review of the performance of local exchange carriers ("LECs") during the initial period of price cap regulation. The Company and New York Telephone Company (collectively, the "Telephone Companies") filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the Telephone Companies recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

              On June 10, 1994, the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") overturned the FCC's requirement that LECs allow collocation, on a physical or "virtual" basis, of third parties' transmission equipment in the LECs' central offices. On July 14, 1994, the FCC, on remand from the Court of Appeals, modified its virtual collocation requirement and directed the LECs to file compliance tariffs by September 1, 1994, to be effective December 15, 1994.

              On July 1, 1994, the Company implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $0.3 million during the tariff period from July 1, 1994 to June 30, 1995.

              On July 8, 1994, the Company requested FCC authority to provide commercial video dialtone service in communities in Massachusetts and Rhode Island, and to construct the necessary video facilities.

     10-Q Part II                 New England Telephone and Telegraph Company


                    PART II - OTHER INFORMATION (Continued)


    Item 5.   Other Information (Continued)

              Federal Regulatory Matters (Continued)

              On July 12, 1994, the Court of Appeals reversed the FCC's order that had denied price cap LECs, including the Company, recovery in interstate rates of increased costs of other postretirement employee benefits resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Court remanded the matter to the FCC for further proceedings.

              Operations Under the Modification of Final Judgment

              On July 6, 1994, NYNEX Corporation, Bell Atlantic Corporation, BellSouth Corporation and Southwestern Bell Corporation filed a motion in the United States District Court for the District of Columbia to vacate the Modification of Final Judgment.


    Item 6.   Exhibits and Reports on Form 8-K

    (b)       Reports on Form 8-K

              No Report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

 Form 10-Q                         New England Telephone and Telegraph Company







                                  SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                  s/Gail Deegan

                                    Gail Deegan
                     Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)




















    August 10, 1994