Form 10-Q/A
period 1994-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-10-31
CIK 71344

Form 10-Q/A


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

                         AMENDMENT NO. 1

The registrant hereby amends the Form 10-Q for the quarterly period ended June 30, 1994, to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements, as set forth in "Part 1 - Financial Information" attached hereto.

The effect of the correction on net income for the second quarter was a decrease of $11.7 million, net of income tax of $7.2 million.

Form 10-Q/A Part I                           New England Telephone and
                                             Telegraph Company

                 PART I - FINANCIAL INFORMATION
           STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In millions) (Unaudited)
                                         For the             For the
                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                      1994#     1993       1994#     1993
OPERATING REVENUES
 Local service                   $  479.7   $  451.5  $  949.9   $  897.2
 Long distance                      185.6      187.9     379.0      374.7
 Network access                     295.4      289.5     594.3      584.0
 Other                               90.8       87.6     181.0      170.7
  Total operating revenues        1,051.5    1,016.5   2,104.2    2,026.6

OPERATING EXPENSES
 Maintenance and support            288.4      285.0     593.4      543.4
 Depreciation and amortization      222.9      200.8     442.7      396.7
 Marketing and customer services    139.2      145.2     285.5      279.1
 Taxes other than income taxes       29.8       27.8      53.3       58.1
 Provision for uncollectible
   revenues                          10.8       10.4      23.0       23.1
 Other                              158.7       96.5     240.9      199.5
  Total operating expenses          849.8      765.7   1,638.8    1,499.9

Operating income                    201.7      250.8     465.4      526.7

Other income (expense) - net          3.5      (10.7)      6.2      (24.0)

Interest expense                     41.2       42.5      81.4       88.8

Earnings before income taxes and
 Cumulative effect of change in
 accounting principle               164.0      197.6     390.2      413.9

Income taxes
 Federal                             46.9       52.3     113.0      113.1
 State and local                     11.7       13.4      27.1       28.7
   Total income taxes                58.6       65.7     140.1      141.8

Earnings before cumulative effect of
  change in accounting principle    105.4      131.9     250.1      272.1

Cumulative effect of change in
      accounting for postemployment
      benefits, net of taxes           -          -         -       (25.3)*

NET INCOME                       $  105.4   $  131.9  $  250.1   $  246.8 *

RETAINED EARNINGS
 Beginning of period             $  968.6   $1,273.5* $  929.9   $1,262.0
  Net income                        105.4      131.9     250.1      246.8 *
  Dividends declared               (106.2)    (103.3)   (212.2)    (206.7)
 End of period                   $  967.8   $1,302.1* $  967.8   $1,302.1*

#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.

*Restated to reflect the adoption of Statement of Financial Accounting
  Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

         See accompanying notes to financial statements.

Form 10-Q/A Part I                 New England Telephone and Telegraph Company

                         BALANCE SHEETS
                          (In millions)
                                                June 30,    December 31,
                                                 1994#          1993
                                               (Unaudited)
ASSETS

Current assets:
 Cash                                      $     8.6     $    11.2
 Receivables (net of allowance of $46.6
 and $51.7, respectively)                      767.9         732.5
 Deferred income taxes                          88.5         120.6
 Deferred charges                               88.0          99.5
 Inventories                                    42.5          57.6
Prepaid expenses and other                      45.7          69.6
  Total current assets                       1,041.2       1,091.0

Telephone plant - at cost                   11,964.3      11,591.1
 Less: accumulated depreciation              5,329.4       5,013.9
                                             6,634.9       6,577.2

Deferred charges and other                     585.0         602.8

 TOTAL ASSETS                              $ 8,261.1     $ 8,271.0

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
 Accounts payable
 Affiliates                                $   411.9     $   404.3
 Trade and other                               547.5         587.7
 Short-term debt                               163.9         158.5
 Dividends payable                             106.1         103.4
 Taxes accrued                                  15.3          26.5
 Advance billing and customers' deposits        20.6          18.2
 Interest accrued                               37.4          37.8
  Total current liabilities                  1,302.7       1,336.4

Long-term debt                               2,164.7       2,164.0
Deferred income taxes                          800.1         841.7
Unamortized investment tax credits             104.2         115.4
Other long-term liabilities
 and deferred credits                          832.5         794.5
  Total liabilities                          5,204.2       5,252.0

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
 Common stock - one share, without par value 2,089.1       2,089.1
 Retained earnings                             967.8         929.9
Total share owner's equity                   3,056.9       3,019.0

TOTAL LIABILITIES AND SHARE OWNER'S EQUITY $ 8,261.1     $ 8,271.0

#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.

         See accompanying notes to financial statements.

    Form 10-Q/A Part I            New England Telephone and Telegraph Company

                    STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)
                                                      For The
                                                   Six Months Ended
                                                      June 30,
                                                    1994#    1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $ 250.1  $ 246.8 *
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                     442.7    396.7
 Allowance for funds used during
  construction - equity component                   (4.7)    (3.9)
 Change in operating assets and liabilities:
  Receivables                                      (35.4)    (2.0)
  Deferred income taxes                             32.1      2.5 *
  Deferred charges                                  11.5      6.5
  Inventories                                       15.1      3.8
  Prepaid expenses and other                        23.9    (19.9)
  Accounts payable                                 (32.6)   (59.3)*
  Taxes accrued                                    (11.2)    (0.2)
 Advance billing and customers' deposits             2.4      0.7
 Interest accrued                                   (0.4)    (3.3)
 Deferred income taxes and Unamortized
  investment tax credits                           (52.8)  (138.1)*
 Other long-term liabilities and
  deferred credits                                  38.0    120.3 *
 Other - net                                         1.3     28.0
Total adjustments                                   429.9   331.8

Net cash provided by operating activities           680.0   578.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                              (478.4) (376.8)
 Advances to NYNEX                                     -     82.0

Net cash used in investing activities              (478.4) (294.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                                  5.7   149.0
 Dividends paid to NYNEX                           (209.4) (202.5)
 Issuance of long-term debt                            -    323.2
 Repayment of long-term debt and capital leases      (0.5)   (0.6)
 Debt refinancings and call premiums                   -   (551.0)

Net cash used in financing activities              (204.2) (281.9)

Net (decrease) increase in Cash                      (2.6)    1.9
Cash at beginning of period                          11.2    12.7
Cash at end of period                             $   8.6 $  14.6


#Second quarter 1994 amounts have been restated to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements.

*Restated to reflect the adoption of Statement of Financial Accounting
  Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

         See accompanying notes to financial statements.

<APGE>
Form 10-Q/A Part I         New England Telephone and Telegraph Company

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

(c)  SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":
                                                     For the
                                                   Six Months Ended
                                                     June 30,
                                                     1994   1993
(In millions)
Income tax payments                                $121.5  $169.1
Interest payments                                  $ 73.8  $ 90.5

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

(e) LITIGATION AND OTHER CONTINGENCIES - Various legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.
                              - 5 -

Form 10-Q/A Part I         New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

BUSINESS RESTRUCTURING


Second quarter 1994 results include $54 million of pretax charges ($35 million after-tax) for pension enhancements for employees who elected during the quarter to leave New England Telephone and Telegraph Company (the "Company") and Telesector Resources Group, Inc. ("Telesector Resources") under retirement incentives. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of Telesector Resources' pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reduction of approximately 6,300 employees by the end of 1996.

Approximately $24 million of the pretax charges ($17 million after-tax) were recorded by the Company and included the following: $14 million ($10 million after-tax) for pension enhancements for approximately 400 employees who elected during the quarter to leave the Company under retirement incentives, and $10 million ($7 million after-tax) for associated postretirement medical benefits.

Approximately $30 million of the pretax charges ($18 million after-tax) were allocated to the Company from Telesector
Resources for costs associated with its force reductions during the quarter, which included $16 million
($10 million after-tax) for pension enhancements and $14 million
($8 million after-tax) for associated postretirement medical benefits.


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

The restructuring reserve balance for the 1993 business restructuring charges at June 30, 1994 was approximately $336 million, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring. In the first six months of 1994, the Company reduced 1993 restructuring reserves by approximately $90 million as follows: $29 million of reserves established for severance were transferred to the pension liability on a per employee basis as a result of employees leaving under the pension enhancements as opposed to

Form 10-Q/A Part I         New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

BUSINESS RESTRUCTURING (continued)

severance provisions as previously accrued for; $3 million was utilized for other retiree costs; $5 million was utilized for developing a single "NYNEX" brand identity and $6 million was reversed to reflect a revised estimate of costs related to a "NYNEX" brand identity; $20 million was utilized for the Company's allocation of Telesector Resources' pension enhancements; $15 million was utilized for the Company's allocation of Telesector Resources' postretirement medical benefits; and $12 million was utilized for the Company's allocation of Telesector Resources' system re-engineering. Additionally, $14 million of reserves established in 1991 for severance costs related to Telesector Resources were utilized for the Company's allocation of Telesector Resources pension enhancements.

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


OPERATING REVENUES

Operating revenues increased $77.6 million, or 3.8%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                  Increase (Decrease)
                                                  (In millions)
Local service                                      $ 52.7
Long distance                                         4.3
Network access                                       10.3
Other                                                10.3
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

Form 10-Q/A Part I         New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING REVENUES (Continued)

increased $4.3 million due principally to increased message toll service usage of approximately $11 million, including the effect of severe weather, and a $5 million increase in long distance directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance
E911 systems. These increases were partially offset by decreases in long distance rates of approximately $12 million primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994 and decreases in private line revenues and wide area telecommunications service revenues due primarily to increased competition and customer shifts to lower priced services offered by the Company.

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

OPERATING EXPENSES


Operating expenses for the six months ended June 30, 1994 increased
$138.9 million, or 9.3%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                  Increase (Decrease)
                                                   (In millions)

Depreciation and amortization                   $ 46.0
Taxes other than income taxes                     (4.8)
All other:
 Business restructuring charges
  recorded in 1994                                54.3
 Employee related costs                           (6.8)
 Other operating expenses                         50.2
                                                $138.9

Form 10-Q/A Part I         New England Telephone and Telegraph Company

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

Form 10-Q/A Part I         New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993 (Continued)

OPERATING EXPENSES (Continued)

INTEREST EXPENSE

Interest expense decreased $7.4 million from the same period last year, primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993.

INCOME TAXES


Income taxes decreased $1.7 million from the same period last year. The decrease was principally due to a decrease in pretax income partially offset by a $5 million increase associated with the enactment of the Revenue Reconciliation Act of 1993 on August
10, 1993, which increased the statutory corporate federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993.


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

Form 10-Q/A                New England Telephone and Telegraph Company







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




















October 31, 1994