Form 10-Q
period 1994-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-11-09
CIK 71344

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark one)
  ---
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994


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

                                         For the            For the
                                   Three Months Ended    Nine Months Ended
                                      September 30,       September 30,
                                  1994         1993       1994      1993
OPERATING REVENUES
 Local service                $  470.9     $  458.2     $1,420.8    $1,355.4
 Long distance                   183.3        193.1         562.3      567.8
 Network access                  302.5        289.4         896.8      873.4
 Other                            90.7         86.3         271.7      257.0
  Total operating revenues     1,047.4      1,027.0       3,151.6    3,053.6

OPERATING EXPENSES
 Maintenance and support         291.2        281.4         884.6      824.8
 Depreciation and amortization   205.2        216.4         647.9      613.1
 Marketing and customer services 137.2        149.9         422.7      429.0
 Taxes other than income taxes    30.4         29.1          83.7       87.2
 Provision for uncollectible
      revenues                    13.0         12.4          36.0       35.5
 Other                            96.2         97.3         337.1      296.8
  Total operating expenses       773.2        786.5       2,412.0    2,286.4

Operating income                 274.2        240.5         739.6      767.2
Other income (expense) - net       5.1        (11.6)         11.3      (35.6)
Interest expense                  40.0         42.6         121.4      131.4

Earnings before income taxes
 and cumulative effect of
 change in accounting principle  239.3        186.3         629.5      600.2

Income taxes
 Federal                          70.2         58.5         183.2      171.6
 State and local                  16.4         13.1          43.5       41.8
  Total income taxes              86.6         71.6         226.7      213.4

Earnings before cumulative effect
 of change in accounting
 principle                       152.7        114.7         402.8      386.8

Cumulative effect of change in
 accounting for postemployment
 benefits, net of taxes             -           0.3*          -         (25.0)*

NET INCOME                     $ 152.7      $ 115.0*     $  402.8     $ 361.8 *

RETAINED EARNINGS
 Beginning of period           $ 979.5     $1,302.1*     $  929.9    $1,262.0
 Prior period adjustment
 (Note (f))                      (11.7)         -             -           -
 Beginning retained
     earnings-adjusted           967.8       1,302.1         929.9     1,262.0
  Net income                     152.7         115.0*        402.8       361.8 *
  Dividends declared            (106.0)       (103.4)       (318.2)     (310.1)
 End of period                $1,014.5      $1,313.7*     $1,014.5    $1,313.7 *

*  Restated to reflect the adoption of Statement of Financial
   Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

         See accompanying notes to financial statements.

Form 10-Q Part I               New England Telephone and Telegraph Company

                         BALANCE SHEETS
                          (In millions)
                                             September 30,  December 31,
                                                 1994          1993
                                              (Unaudited)
ASSETS
Current assets:
 Cash                                     $     7.9      $    11.2
 Receivables (net of allowance of $46.7
  and $51.7, respectively)                    801.9          732.5
 Deferred income taxes                         82.1          120.6
 Deferred charges                              91.6           99.5
 Inventories                                   43.0           57.6
 Prepaid expenses and other                    32.6           69.6
  Total current assets                      1,059.1        1,091.0

Telephone plant - at cost                  12,050.4       11,591.1
 Less: accumulated depreciation             5,411.3        5,013.9
                                            6,639.1        6,577.2

Deferred charges and other                    576.8          602.8

  TOTAL ASSETS                            $ 8,275.0      $ 8,271.0

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
 Accounts payable
  Affiliates                              $   393.9      $   404.3
  Trade and other                             526.0          587.7
 Short-term debt                              133.6          158.5
 Dividends payable                            106.1          103.4
 Taxes accrued                                 53.7           26.5
 Advance billing and customers' deposits       20.2           18.2
 Interest accrued                              45.2           37.8
  Total current liabilities                 1,278.7        1,336.4

Long-term debt                               2,165.0        2,164.0
Deferred income taxes                          791.9          841.7
Unamortized investment tax credits              98.6          115.4
Other long-term liabilities
 and deferred credits                          837.2          794.5
  Total liabilities                          5,171.4        5,252.0

Commitments and contingencies (Notes (d) and (e))

Share owner's equity:
 Common stock - one share,
      without par value                      2,089.1        2,089.1
 Retained earnings                           1,014.5          929.9
  Total share owner's equity                 3,103.6        3,019.0

 TOTAL LIABILITIES AND
    SHARE OWNER'S EQUITY                   $ 8,275.0      $ 8,271.0

         See accompanying notes to financial statements.

Form 10-Q Part I                   New England Telephone and Telegraph Company

                    STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

                                                         For The
                                                      Nine Months Ended
                                                       September 30,
                                                       1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $ 402.8     $ 361.8 *
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                          647.9       613.1
 Allowance for funds used during
  construction - equity component                        (7.0)       (5.8)
 Change in operating assets and liabilities:
   Receivables                                          (69.4)       (8.9)
   Deferred income taxes                                 38.5         3.8 *
   Deferred charges                                       7.9         1.9
   Inventories                                           14.6         6.5
   Prepaid expenses and other                            37.0        (7.3)
   Accounts payable                                     (72.1)      (39.0)*
   Taxes accrued                                         27.2        11.1
   Advance billing and customers' deposits                2.0         0.2
   Interest accrued                                       7.4        (8.9)
 Deferred income taxes and Unamortized
  investment tax credits                                (66.6)       (6.2)*
 Other long-term liabilities and
  deferred credits                                       42.7       (25.0)*
 Other - net                                              5.1         4.5
Total adjustments                                       615.2       540.0

Net cash provided by operating activities             1,018.0       901.8

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  (680.5)     (593.4)
  Advances to NYNEX                                       -          82.0

Net cash used in investing activities                  (680.5)     (511.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                                    (24.6)      145.1
 Dividends paid to NYNEX                               (315.5)     (305.8)
 Issuance of long-term debt                               -         323.2
 Repayment of long-term debt and capital leases          (0.7)       (0.8)
 Debt refinancings and call premiums                      -        (551.0)

Net cash used in financing activities                  (340.8)     (389.3)

Net (decrease) increase in Cash                          (3.3)        1.1
Cash at beginning of period                              11.2        12.7
Cash at end of period                                    $7.9       $13.8

* Restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 in the fourth quarter of 1993 retroactive to January 1, 1993.

         See accompanying notes to financial statements.

Form 10-Q Part I           New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1993 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and the current year's previously issued Quarterly Reports on Form 10-Q.

(b) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At September 30, 1994, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $52.4 million.

(c) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":

                                                    For the
                                                Nine Months Ended
                                                  September 30,
                                                 1994       1993
(In millions)
Income tax payments                            $243.1    $249.7
Interest payments                              $117.2    $137.5

(d) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of September 30, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately
$17 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

Form 10-Q Part I           New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

(f) SHARE OWNER'S EQUITY - Retained earnings at June 30, 1994 has been adjusted to correct an error by the outside actuary of the registrant in calculating the cost of pension enhancements in the second quarter of 1994. The effect of the correction on net income for the second quarter was a decrease of $11.7 million, net of income tax of $7.2 million, and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994 has been amended. This adjustment has no effect on net income for the nine months ended September 30, 1994.

Form 10-Q Part I        New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

STATE REGULATORY MATTERS

Massachusetts

On April 14, 1994, the Company filed comprehensive tariff provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan to govern the Company's Massachusetts intrastate operations. The Company's filing proposes the following: (1) regulation of the Company for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit the Company's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and (9) a new streamlined standard of regulation governing the review of tariff filings. On May 24, 1994, the MDPU ruled that the Company's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning the Company's filing are expected to conclude by late November 1994.

New Hampshire

On June 30, 1994, the New Hampshire Public Utilities Commission ("NHPUC") approved the Company's proposed toll rate reduction targeted at small and medium volume usage customers, effective August 5, 1994. The annual revenue effect of the toll rate reduction is estimated to be approximately $7.1 million. The NHPUC previously approved, effective January 31, 1994, a New England Telephone-requested toll rate reduction targeted at high and medium volume usage customers, with an annual revenue effect of $3.5 million.

Vermont

On October 5, 1994, the Vermont Public Service Board ("VPSB") issued its order in the Company's Price Regulation Plan proceeding. The VPSB's order proposes changes to the proposed agreement previously submitted by the Company and the Vermont Department of Public Service ("VDPS"). The VPSB's proposed changes would not restrict the Company's earnings during the four-year term of the agreement but would impose a higher productivity factor and a narrow definition of exogenous costs in the price regulation formula, additional pricing restrictions and additional quality of service standards. On
October 20, 1994, the Company notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, the Company would continue under rate of return regulation.
The Company also filed a motion with the VPSB to

Form 10-Q Part I           New England Telephone and Telegraph
Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

STATE REGULATORY MATTERS (Continued)

Vermont (Continued)

reconsider certain other provisions of the VPSB's order. On the same date, the VDPS filed a motion with the VPSB to reconsider certain provisions of the VPSB's order.

In the related proceeding to examine the Company's level of earnings, on October 5, 1994, the VPSB ordered the Company to reduce its annual intrastate revenues by approximately $15 million. The reduction is retroactive to December 29, 1993, the date the VPSB opened the proceeding. Among the adjustments ordered was a reduction, effective September 1994 retroactive to January 1, 1994, in the Company's Vermont depreciation rate to match the parameters agreed to by the Federal Communications Commission in the 1993 triennial represcription review. In September 1994, the Company reduced local operating revenues by approximately $12 million for subsequent refund to Vermont customers for the period from December 29, 1993 through September 30,1994 (see OPERATING REVENUES and OPERATING EXPENSES below). On October 19, 1994, the VDPS advised the VPSB of its belief that the VPSB's order understated the Company's level of overearnings by approximately $5 million. The Company has requested reconsideration of portions of the VPSB's order. On November 2, 1994, the VPSB granted the Company's request for a stay of implementation of that order pending a decision on the motion for reconsideration.

On October 28, 1994, a lawsuit was filed in Vermont state court by a ratepayer group seeking an additional refund by the Company, with respect to 1993 and 1994 revenues, of up to $54 million.

FEDERAL REGULATORY MATTERS

On July 1, 1994, the Company implemented the fourth annual update to the price cap rates. These tariffs will result in a net reduction in the Company's annual interstate access rates of approximately $0.3 million during the tariff period from July 1, 1994 to June 30, 1995.


BUSINESS RESTRUCTURING

Approximately $61 million of pretax charges ($39 million after-tax) were recorded in the second and third quarters of 1994 for pension enhancements for approximately 480 management and 40 nonmanagement employees who elected during the period to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of Telesector Resources' pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reduction of approximately 6,300 employees by the end of 1996. The components of the $61 million pretax charges are as follows: $17 million ($12 million after-tax) for pension enhancements,

Form 10-Q Part I           New England Telephone and Telegraph
Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

BUSINESS RESTRUCTURING (Continued)

$11 million ($7 million after-tax) for associated postretirement medical benefits, $18 million ($11 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $15 million ($9 million after-tax) for its associated postretirement medical benefits.

The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans. These incentives also resulted in more individuals qualifying for lifetime medical coverage than under the severance plan. The pension enhancement to the NYNEX management pension plan was announced in February 1994 and will be offered at different times through 1996 according to local force requirements. The Company's agreements with the
Communications Workers of America ("CWA") and with the International Brotherhood of Electrical Workers ("IBEW"), which extend the existing labor agreements to August 1998, provide a retirement incentive. (See COLLECTIVE BARGAINING AGREEMENTS below.)

The restructuring reserve balance for the 1993 business restructuring charges at September 30, 1994 was approximately $286 million, excluding the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business restructuring. In the first nine months of 1994, the Company reduced 1993 restructuring reserves by approximately $140 million as follows:
$37 million of reserves established for severance was transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for; $6 million of reserves established for severance was utilized for severance and other retiree costs; $8 million of the Company's severance reserve was transferred to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements; $6 million was utilized for developing a single "NYNEX" brand identity and $6 million was reversed to reflect a revised estimate of costs related to a "NYNEX" brand identity; $29 million was utilized for the Company's allocation of Telesector Resources' pension enhancements; $19 million was utilized for the Company's allocation of Telesector Resources' postretirement medical benefits; and $29 million was utilized for the Company's allocation of Telesector Resources' process re-engineering. Additionally, $14 million of reserves established in 1991 for severance costs related to Telesector Resources was utilized for the Company's allocation of Telesector Resources' pension enhancements.

During the third quarter of 1994, the Company began to realize significant expense savings associated with force reductions. For the first nine months of 1994, the Company experienced a $9 million reduction in wages as a result of approximately 520 employees' leaving under retirement incentives and approximately 140 nonmanagement employees' leaving under a severance plan. In addition, there was an $8 million reduction in costs allocated from Telesector Resources as a result of expense savings associated with its force reductions.

Form 10-Q Part I           New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993


OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 increased $98.0 million, or 3.2%, over the same period last year.
The increase in total operating revenues is comprised of the following:

                                             Increase (Decrease)
                                                (In millions)
Local service                                     $ 65.4
Long distance                                       (5.5)
Network access                                      23.4
Other                                               14.7
                                                  $ 98.0

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $65.4 million due principally to: (1) increased customer demand of approximately $51 million, evidenced by growth in access lines and growth in sales of calling features such as caller identification, call waiting and touch-tone services, (2) a net increase of approximately $16 million in local service rates primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective
April 14, 1994, (3) a $3 million increase in local directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems, (4) a $7 million increase primarily due to the 1994 reversal of revenues deferred in 1993 that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993 and (5) a $12 million decrease resulting from a deferral of revenues in September 1994 for subsequent refund to Vermont customers as required by a VPSB order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. Long distance revenues decreased $5.5 million due principally to: (1) a $24 million decrease in long distance rates primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates
effective    April 14, 1994, (2) a $3 million increase in long
distance directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems and (3) a net increase of approximately $16 million resulting from increased message toll service usage partially offset by decreases in private line revenues and wide area telecommunication revenues primarily due to increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues increased $23.4 million due principally to a $29 million increase in switched

Form 10-Q Part I           New England Telephone and Telegraph
Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING REVENUES (Continued)

access revenues partially offset by a $6 million decrease in special access revenues. Switched access revenues increased due principally to a $45 million increase in network demand offset by a net decrease of approximately $12 million primarily attributable to interstate rate changes. The decline in special access revenues was due principally to decreased demand of approximately $4 million resulting from increased competition and customer shifts to lower priced services offered by the Company and a reduction in interstate rates of approximately $2 million.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues increased $14.7 million due principally to a $10 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement and to a $5 million increase in revenues from inside wire related charges and voice messaging services.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 1994 increased $125.6 million, or 5.5%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                             Increase (Decrease)
                                                (In millions)

Depreciation and amortization                    $ 34.8
Taxes other than income taxes                      (3.5)
All other:
 Business restructuring charges
  recorded in 1994                                 61.5
 Employee related                                  (5.6)
 Other                                             38.4
                                                 $125.6

Depreciation and amortization increased $34.8 million due principally to a
$33 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993 and a $24 million increase associated with increased plant investment. These increases were partially offset by the reversal of $14 million which represents an adjustment of prior year estimates for cost of removal (net of salvage) for electromechanical switching equipment in Massachusetts, Maine and Rhode Island and a decrease of $7 million resulting from implementation of revised intrastate depreciation rates in Vermont in September 1994 retroactive to January 1, 1994 (see STATE REGULATORY MATTERS above).

Taxes other than income taxes, which include gross receipts taxes, property taxes and other non-income based taxes, decreased
$3.5 million due principally to a $5 million decrease in property taxes primarily attributable to an

Form 10-Q Part I           New England Telephone and Telegraph
Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING EXPENSES (Continued)

$8 million reversal of a 1993 accrual as a result of unasserted municipal assessments partially offset by a $3 million increase in Massachusetts property taxes due to increased rates. In addition, there was a $1 million increase in Rhode Island gross receipts tax as a result of an increase in Rhode Island operating revenues.

Business restructuring charges recorded during the first nine months of 1994 consisted of incremental costs related to pension enhancements
(see BUSINESS RESTRUCTURING above).

Employee related costs, which consist primarily of wages, payroll taxes and employee benefits, decreased $5.6 million. This decrease was due principally to a $6 million net decrease in wages and payroll taxes primarily attributable to reductions in the Company's work force due to transfers of employees to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone Company ("New York Telephone") as a single enterprise (see Other operating expenses below), and to the Company's force reduction program, partially offset by increases in salary and wage rates.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $38.4 million. This increase was principally due to: (1) a $26 million net increase in charges from affiliated companies primarily attributable to an increase in Telesector Resources' contracted and centralized services, the transfer of employees from the Company to Telesector Resources (see Employee related costs above) and to increases in salary and wage rates, partially offset by decreases due to Telesector Resources' force reduction program, (2) an $11 million increase in right to use fees resulting from increased software purchases, (3) a $7 million increase resulting from capitalization in 1993 of certain 1992 engineering charges, (4) a $5 million increase in sales commissions due to an increase in commission rates and increased promotion of new products and (5) a $4 million increase in contract engineering due to an increase in generic switch conversions and installation of software enhancements. These increases were partially offset by: (1) an $8 million decrease in the loss associated with the bad debt expense realized pursuant to the provisions of the billing and collection contract primarily with AT&T Corp. and (2) an $8 million decrease due to the completion of equal access amortization in 1993.

OTHER INCOME (EXPENSE) - NET

Other income (expense) - net increased $46.9 million over the same period last year due principally to a $41 million increase resulting from completion in 1993 of the transition plan with New York Telephone to phase in the earnings impact of the unified tariff access rate structure. In addition, there was a $4 million increase due to higher expenses in the first nine months of 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt.

Form 10-Q Part I           New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

INTEREST EXPENSE

Interest expense decreased $10.0 million from the same period last year, primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993.

INCOME TAXES

Income taxes increased $13.3 million over the same period last year. The increase was principally due to an increase in pretax income and a reduction in amortization of the investment tax credit.

FINANCING

At September 30, 1994, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

COLLECTIVE BARGAINING AGREEMENTS

On March 24, 1994, an agreement was reached with the CWA to extend through August 8, 1998 the collective bargaining agreement that was to expire on August 5, 1995. The agreement was ratified in May 1994. On August 5, 1994, a similar agreement was reached with the IBEW, which was ratified in August 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. Wages will increase 4.0% on August 6, 1995, 3.5% on August 4, 1996 and 3.0% on August 3, 1997. In 1997 there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated "process change", an enhanced educational program and incentives to improve service quality.

Form 10-Q Part I           New England Telephone and Telegraph Company


                   PART II - OTHER INFORMATION

Item 5. Other Information

      State Regulatory Matters

      Maine

      In an order dated August 18, 1994, the Maine Public Utilities Commission ("MPUC") decided to address a rate payer complaint challenging the level of earnings of New England Telephone and Telegraph Company (the "Company) in Maine by including the matter in the pending alternative regulation proceeding. The MPUC has scheduled hearings in the alternative regulation proceeding for January 1995.

      Rhode Island

      On October 13, 1994, the Company made its third annual filing with the Rhode Island Public Utilities Commission ("RIPUC") under the Price Regulation Trial, for effect on January 15, 1995. This filing calls for an overall revenue reduction of approximately $445,000, with numerous minor price adjustments.

      In a separate proceeding, the RIPUC is considering proposals from the Rhode Island Division of Public Utilities and Carriers and various interexchange carriers with respect to the Company's intrastate access charges, including a proposal to freeze the Company's annual carrier common line revenues based on the most recent available annual amount. A decision by the RIPUC is expected by mid-November.

      On October 25, 1994, the RIPUC initiated a proceeding with respect to competition. The scope of the proceeding is yet to be defined but may include intraLATA presubscription and local exchange competition.

      See, also, discussion of STATE REGULATORY MATTERS in Part
      I, Management's Discussion and Analysis of Results of
      Operations, which is incorporated herein by reference.

      Federal Regulatory Matters

      In accordance with the Federal Communications Commission's ("FCC") July 14, 1994 order on virtual collocation, the Company and New York Telephone Company (collectively, "the telephone companies") advised the FCC on September 1, 1994 that, because the telephone companies' physical collocation tariff complies with the requirements in the FCC's order, the telephone companies did not intend to file a virtual collocation tariff.

      On September 1, 1994, the telephone companies filed tariff revisions with the FCC to amend price cap indices to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB").
      The filing reflects $37.6 million of costs already accrued and increased annual

Form 10-Q Part I           New England Telephone and Telegraph
Company

Item 5. Other Information (Continued)

      Federal Regulatory Matters (Continued)

      costs of $21 million. The filing follows a July 12, 1994 decision of the U.S. Court of Appeals for the District of Columbia Circuit overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On September 26, 1994, the telephone companies filed a reply opposing MCI Communications Corp.'s petition to suspend and investigate the tariff filing.

      On September 9, 1994, the New England Cable Television Association, National Cable Television Association and Cox Enterprises filed petitions with the FCC to deny the Company's July 8, 1994 request to construct facilities and provide video dialtone service in portions of Massachusetts and Rhode Island. On September 22, 1994, the Company filed its opposition to the petitions to deny.

      On October 20, 1994, the FCC announced that it had adopted a decision responding to petitions for reconsideration of its 1992 order establishing the rules and regulatory framework governing telephone company provision of video dialtone. The FCC generally affirmed its rules for video dialtone, with some clarifications and modifications. The FCC affirmed the common carrier nature of the video dialtone platform, indicated that the video dialtone platform will be subject to dual federal/state regulation, stated that cost allocation issues will be resolved in the tariff process and relaxed in certain respects its telephone company/cable non-ownership affiliation rules.

      Operations under the Modification of Final Judgment
      ("MFJ")

      On August 18, 1994, the United States District Court for the District of Columbia (the "MFJ Court") ordered that the July 6, 1994 motion of NYNEX Corporation ("NYNEX"), Bell Atlantic Corporation ("Bell Atlantic"), BellSouth Corporation ("BellSouth") and Southwestern Bell Corporation ("SBC") to vacate the MFJ be referred to the Department of Justice ("DOJ") for investigation. The MFJ Court's order provides that interested parties are to file their comments on the motion with the DOJ by mid-November. Following completion of its investigation, the DOJ is expected to file its response to the motion with the MFJ Court in late 1995 or early 1996, following which there shall be an opportunity for additional public comment and responses by NYNEX, Bell Atlantic, BellSouth and SBC.


Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits.

           Exhibit
           Number

      (27) Financial Data Schedule

      (b)  Reports on Form 8-K
           No report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part I           New England Telephone and Telegraph Company



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

November 8, 1994