Form 10-K/A
period 1993-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-12-14
CIK 71344

FORM 10-K/A

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

                                                        I.R.S. Employer
A New York Corporation                             Identification No. 04-1664340

                  125 High Street, Boston, Massachusetts 02110
                        Telephone Number (617) 743-9800

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
 Title of each class                                      which registered
  See attachment                                   New York Stock Exchange, Inc.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]*

*Not applicable

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                Amendment No. 1
The registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:
Part II - Item 7 "Management's Discussion and Analysis of Results of
Operations"
Part II - Item 8 "Financial Statements and Supplementary Data"
Part IV - Item 14 "Exhibits, Financial Statement Schedules and Reports on
Form 8-K"

Title of each class                                         Attachment

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

Business Restructuring

Externally, rapid changes in technology and regulation are opening New England Telephone and Telegraph Company's (the "Company") markets to competitors (see State and Federal Regulatory Matters). There are more communications alternatives available to customers, and their expectations for better quality and service at lower prices are rising. The Company is in a vulnerable position at the present time, since competitors can serve parts of the Company's market at lower costs. As a result, 1993 results include pretax charges of approximately $619 million ($376 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment. The charges taken in 1993 were not related to the restructure charges recorded in 1991.

Approximately $395 million of the charges ($240 million after-tax) is for severance and postretirement medical costs for employees leaving the Company through 1996. The Company expects to reduce its work force by approximately 6,300 employees by the end of 1996, consisting of 1,300 management employees and 5,000 employees covered under existing union agreements. The expected work force reductions by year are as follows:

                                                     1994   1995   1996   Total
                                                    ---------------------------
Management                                          1,000    200    100   1,300
Nonmanagement                                       1,700  1,700  1,600   5,000
                                                    ---------------------------
Total                                               2,700   1,900  1,700  6,300
                                                    ===========================

Approximately $201 million was recorded for employee severance payments, including salary, payroll taxes, and outplacement costs to be paid under provisions of the Company's force management plan for management employees and terms of collective bargaining agreements for nonmanagement employees. The expected severance costs associated with these work force reductions by year are as follows:

(In millions)                                      1994     1995   1996   Total
                                                   ----------------------------
Management                                         $ 80     $ 11   $  9    $100
Nonmanagement                                        51       38     12     101
                                                    ---------------------------
Total                                              $131     $ 49   $ 21    $201
                                                   ============================

Approximately $194 million was recorded for postretirement medical costs for these employees, including $118 million for the expected increase in the accumulated postretirement benefit obligation and $76 million for recognition of the unrecognized transition obligation. The expected postretirement medical costs associated with these work force reductions by year are as follows:

(In millions)                                       1994     1995   1996   Total
                                                    ----------------------------
Management                                          $ 35     $  4   $  4    $ 43
Nonmanagement                                         73       56     22     151
                                                    ---------------------------
Total                                               $108     $ 60   $ 26    $194
                                                     ===========================

A pension enhancement to the NYNEX Corporation ("NYNEX") management pension plan was announced in February 1994 in order to accomplish a portion of the management work force reduction. Any additional costs related to the pension enhancement will be recorded as employees choose to leave under the plan through 1996. If pension or other incentives were to be subsequently implemented in order to accomplish a portion of the nonmanagement work force reduction, any additional cost of the incentives would be recorded as employees leave the Company. Force reductions will come in areas where redesigned processes can meet customer service requirements with fewer people. The analysis of operations and work processes resulted in recommendations for specific process and system changes, and force reductions were identified as a result. Advances in technology and streamlined processes are expected to make it possible for a smaller work force to maintain the same size network. This, in turn, will enable the Company to reduce expenses.

Approximately $83 million of the charges ($51 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone Company ("New York Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX intends to decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions.

The following items were included in these charges:

(In millions)                                       1994    1995   1996    Total
                                                    ----------------------------
Systems redesign                                     $ 5     $ 8   $  -     $ 13
Work center consolidation                              3      10      1       14
Branding                                              19       -      -       19
Relocation                                             8       7      -       15
Training                                               9      12      -       21
Re-engineering implementation                          -       1      -        1
                                                     ---------------------------
Total                                               $ 44     $38    $ 1      $83
                                                    ============================

Systems redesign is the cost of developing new systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels. Commencing in 1994, certain specific new systems development initiatives were begun to implement process re-engineering initiatives. These projects consist of radical changes in applications and systems supporting redesigned business functions which are an integral part of the restructuring plan, and all the costs associated with these projects are incremental to ongoing operations. Only software purchases and external contractor expenses, which are normally expensed in accordance with Company policy, were included in the restructuring charges for the following business processes:

(In millions)                                       1994     1995  1996   Total
                                                     ---------------------------
Customer contact                                    $  -     $  3  $  -     $ 3
Customer operations                                    5        5     -      10
                                                     ---------------------------
Total                                               $  5     $  8  $  -     $13
                                                     ===========================

Customer contact represents the direct interface with the customer to provide sales, billing inquiry and repair service scheduling on the first contact, eliminating the number of handoffs that presently exist. New processes will allow customers to define the way they want to do business with the Company. Customer operations focuses on network monitoring and surveillance, trouble testing, dispatch control, and proactive repair with reliability as a critical source of competitive advantage.

Work center consolidation costs are incremental costs associated with building work teams in fewer locations by the end of 1996 to take advantage of lower force levels and system efficiencies, including costs associated with lease terminations from the date premises are vacated, moving property to new locations and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with the restructured business operations. Relocation is the cost to relocate employees as a result of work center consolidations. These charges are required to move personnel to different locations and include employee home sale and purchase expenses, moving expenses, travel and lodging expenses, and other costs based on the Company's relocation guidelines and the provisions of collective bargaining agreements. Training is the cost for training nonmanagement employees on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan. These charges include tuition, out of pocket course development and administrative costs, facilities charges, and related travel and lodging. This training reflects broadening of job skills that will permit one employee to perform tasks formerly performed by several employees. Re-engineering implementation represents the incremental cost to complete the various re-engineering initiatives.

Approximately $141 million of restructuring charges ($86 million after-tax) was allocated to the Company from Telesector Resources Group, Inc. ("Telesector Resources"), primarily related to its force reduction and re-engineering programs. The following items were included in these charges:


                                             1994*   1995     1996     Total
                                             -------------------------------
(In millions)
Severance                                    $ 21     $  4     $  2     $ 27
Postretirement medical benefits                16        2        1       19
Systems re-engineering                         35       31        4       70
Re-engineering implementation                   9        9        4       22
Work center consolidation                      --        3       --        3
                                             -------------------------------
Subtotal                                       81       49       11      141
Remaining 1991 severance reserves               17       --       --       17
                                             -------------------------------
Total                                        $ 98     $ 49     $ 11     $158


*1994 includes the severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

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

In 1992, the Company and New York Telephone implemented a three-step transition plan to unify their interstate access rates, with tariffs that became effective in January, July and November 1992. These tariffs, including the effect of the Company's annual price cap tariff filings, resulted in a decrease in the Company's interstate access revenues of approximately $4 million during the tariff period ending June 30, 1992, an increase of approximately $88 million during the tariff period ending July 1, 1993 and will result in a decrease of approximately $25 million during the tariff period ending June 30, 1994. As a result of these filings, a net increase in access revenues of $33 million was recorded in 1993. The Telephone Companies implemented a phase-in payment plan in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. A substantial portion of the increase in the Company's access revenues during those tariff periods was offset by the payment plan, which provided for transition payments to New York Telephone in the amounts of $18 million in 1992 and $55 million in 1993 (see Other Income (Expense) - Net).

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

Operating Revenues

Operating revenues for the year ended December 31, 1993 increased $148.3 million, or 3.8%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                            Increase (Decrease)
                                                           (Dollars in Millions)
          Local service                                                 $  90.4
          Long distance                                                   (25.0)
          Network access                                                   71.1
          Other                                                            11.8
                                                                          -----
                                                                        $ 148.3
                                                                        =======

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

Operating Expenses

Operating expenses increased $763.8 million, or 25.4%, over 1992. The increase in total operating expenses is comprised of the following:

                                                             Increase (Decrease)
                                                           (Dollars in Millions)
 Business restructuring charges
      recorded in 1993                                             $ 619.3
 Employee related costs                                               72.2
 Other operating expenses                                             45.8
 Taxes other than income taxes                                        21.7
 Depreciation and amortization                                         4.8
                                                                      ----
                                                                   $ 763.8
                                                                     =====

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

Management also recognizes its responsibility for conducting Company activities under the highest standards of personal and corporate conduct. This respon-sibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Code of Business Conduct, which is publicized throughout the Company. The Code of Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for Company property and the confidentiality of proprietary information.



                                  Donald B. Reed
                                  President and Chief Executive Officer






                                  Gail Deegan
                                  Vice President and Chief Financial Officer

                                REPORT OF INDEPENDENT ACCOUNTANTS


To the Share Owner and Board of Directors of
New England Telephone and Telegraph Company:


We have audited the financial statements and financial statement schedules of New England Telephone and Telegraph Company listed in Item 14(a) (1) and (2) of this Form 10-K/A Amendment No. 1. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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





                                          Coopers & Lybrand


Boston, Massachusetts
February 9, 1994

                           NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                           STATEMENTS OF INCOME AND RETAINED EARNINGS
                                       Dollars in Millions

                                                                        For the Year Ended December 31,
                                                                        1993           1992             1991
OPERATING REVENUES
    Local service                                                   $1,812.3        $1,721.9        $1,642.7
    Long distance                                                      758.0           783.0           812.3
    Network access (Note (I))                                        1,159.2         1,088.1         1,009.0
    Other (Notes (I) and (J))                                          340.7           328.9           341.7
                                                                      ------          ------          ------
       Total operating revenues                                      4,070.2         3,921.9         3,805.7
                                                                      ------          ------          ------
OPERATING EXPENSES (Note (O))
    Maintenance and support                                          1,202.9         1,053.8         1,204.0
    Depreciation and amortization                                      832.7           827.9           775.3
    Marketing and customer services                                    664.5           531.8           546.1
    Taxes other than income taxes (Note (K))                           127.6           105.9            96.4
    Provision for uncollectible revenues                                49.3            52.0            57.4
    Other                                                              896.0           437.8           498.1
                                                                      ------          ------          ------
       Total operating expenses                                      3,773.0         3,009.2         3,177.3
                                                                      ------          ------          ------
Operating income                                                       297.2           912.7           628.4

Other income (expense) - net                                           (55.0)            4.5            15.2

Interest expense (Notes (E) and (G))                                   175.0           189.7           191.2
                                                                      ------          ------          ------
Earnings before Income taxes and
   cumulative effect of change in
   accounting principle                                                 67.2           727.5           452.4
                                                                      ------          ------          ------
Income taxes
   Federal                                                             (41.0)          194.4           105.0
   State                                                                 1.9            46.5            30.9
                                                                      ------          ------          ------
       Total income taxes (Note (C))                                   (39.1)          240.9           135.9
                                                                      ------          ------          ------
Earnings before cumulative effect
        of change in accounting principle                              106.3           486.6           316.5

Cumulative effect of change in accounting
     for postemployment benefits, net of
     taxes (Note (D))                                                  (25.0)              -               -
                                                                      ------          ------          ------
NET INCOME                                                            $ 81.3         $ 486.6         $ 316.5
                                                                     =======         =======         =======

RETAINED EARNINGS
   Beginning of year                                                $1,262.0        $1,121.8        $1,197.9
      Net income                                                        81.3           486.6           316.5
      Dividends declared                                              (413.4)         (346.4)         (392.6)
                                                                    --------         -------         -------
   End of year                                                       $ 929.9        $1,262.0        $1,121.8
                                                                     =======        ========        ========

See accompanying notes to financial statements.

                           NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                         BALANCE SHEETS
                                       Dollars in Millions

                                                                                        December 31,
                                                                                   -----------------------
                                                                                   1993               1992
                                                                                   ----               ----
ASSETS

Current assets:
   Cash                                                                        $   11.2          $    12.7
   Receivables
       Affiliates (Notes (B) and (J))                                              14.5               95.2
       Trade and other (net of allowance of $51.7
         and $40.6, respectively) (Note (I))                                      718.0              722.6
   Deferred income taxes (Note (C))                                               120.6               37.3
   Deferred charges (Note (C))                                                     99.5              105.0
   Inventory                                                                       57.6               66.7
   Prepaid expenses and other                                                      69.6               39.9
                                                                              ---------          ---------
        Total current assets                                                    1,091.0            1,079.4
                                                                              ---------          ---------

Telephone plant
   In service                                                                  11,420.7           11,562.9
   Under construction                                                             170.4              167.4
                                                                              ---------          ---------
                                                                               11,591.1           11,730.3
     Less: accumulated depreciation                                             5,013.9            5,198.6
                                                                              ---------          ---------
     Telephone plant - net                                                      6,577.2            6,531.7
                                                                              ---------          ---------

Deferred charges and other (Notes (C) and (D))                                    602.8              723.5
                                                                              ---------          ---------

     TOTAL ASSETS                                                             $ 8,271.0          $ 8,334.6
                                                                              =========          =========

See accompanying notes to financial statements.

                           NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                         BALANCE SHEETS
                                       Dollars in Millions

                                                                                          December 31,
                                                                                   1993                  1992
                                                                                   ----                  ----
LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
   Accounts payable
      AT&T (Note (I))                                                          $   86.7              $   87.6
      Affiliates (Note (J))                                                       404.3                 178.9
      Compensated absences                                                         78.9                  74.6
      Trade and other                                                             422.1                 349.0
   Short-term debt (Note (G))                                                     158.5                 174.9
   Dividends payable                                                              103.4                  99.1
   Taxes accrued                                                                   26.5                  48.4
   Advance billing and customers' deposits                                         18.2                  19.1
   Interest accrued                                                                37.8                  45.4
                                                                               --------              --------
         Total current liabilities                                              1,336.4               1,077.0
                                                                               --------              --------
Long-term debt (Notes (E) and (F))                                              2,164.0               2,210.5
Deferred income taxes (Note (C))                                                  841.7                 919.7
Unamortized investment tax credits                                                115.4                 143.8
Other long-term liabilities and deferred
   credits (Notes (C) and (D))                                                    794.5                 632.5
                                                                               --------              --------
        Total liabilities                                                       5,252.0               4,983.5
                                                                               --------              --------
Commitments and contingencies (Notes (H), (M)
   and (N))

Share owner's equity:
   Common stock - one share,
      without par value                                                         2,089.1               2,089.1
   Retained earnings                                                              929.9               1,262.0
                                                                               --------              --------
          Total share owner's equity                                            3,019.0               3,351.1
                                                                               --------              --------
   TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                                  $8,271.0              $8,334.6
                                                                               ========              ========


See accompanying notes to financial statements.

                                 NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                            STATEMENTS OF CASH FLOWS
                                             Dollars in Millions

                                                                            For the Year Ended December 31,
                                                                          1993             1992          1991
                                                                          ----             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $ 81.3          $ 486.6       $ 316.5
                                                                        ------          -------       -------
Adjustments to reconcile Net Income to net cash provided by operating activities:
       Depreciation and amortization                                     832.7            827.9         775.3
       Allowance for funds used during
              construction - equity component                             (7.7)            (6.1)         (7.0)
       Changes in operating assets and
              liabilities:
         Receivables                                                       3.3             19.7          (7.2)
         Inventory                                                         9.1             (3.1)         22.1
         Deferred income taxes                                           (83.3)           (37.3)            -
         Deferred charges                                                  5.5             34.2         (27.9)
         Prepaid expenses and other                                      (29.7)            (1.0)        (30.7)
         Accounts payable                                                301.9            (18.1)         40.1
         Taxes accrued                                                   (21.9)           (18.4)          1.2
         Advance billing and
             customers' deposits                                          (0.9)             2.3           3.4
         Interest accrued                                                 (7.6)            (1.3)          8.1
       Deferred income taxes and Unamortized
         investment tax credits                                         (106.4)           102.2        (103.7)
       Other long-term liabilities and
             deferred credits                                            162.0           (113.9)        201.0
       Other-net                                                          94.4           ( 45.0)       (137.2)
                                                                        ------          -------       -------
Total adjustments                                                      1,151.4            742.1         737.5
                                                                        ------          -------       -------
Net cash provided by operating
             activities                                                1,232.7          1,228.7       l,054.0
                                                                        ------          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                             (819.0)          (781.5)       (751.1)
       Advances to NYNEX                                                  82.0            (82.0)            -
                                                                        ------          -------       -------
Net cash used in investing activities                                   (737.0)          (863.5)       (751.1)
                                                                        ------          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from NYNEX                                               159.4            (95.0)       (156.1)
       Dividends paid to NYNEX                                          (409.2)          (345.4)       (387.5)
       Issuance of long-term debt                                        669.5            372.4         196.9
       Repayment of long-term debt and
             capital leases                                               (1.1)          (246.5)        (33.7)
       Debt refinancings and call
             premiums                                                   (915.8)           (57.1)            -
       Equity infusion from NYNEX                                            -                -          75.0
                                                                        ------          -------       -------
Net cash used in financing activities                                   (497.2)          (371.6)       (305.4)
                                                                        ------          -------       -------
Net decrease in Cash                                                      (1.5)            (6.4)         (2.5)
Cash at beginning of year                                                 12.7             19.1          21.6
                                                                         -----            -----         -----
Cash at end of year                                                     $ 11.2           $ 12.7        $ 19.1
                                                                        ======           ======        ======

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

The financial statements have been prepared in accordance with generally accepted accounting principles, including the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), to the effects of rate actions by the Federal Communications Commission (the "FCC") and certain state regulatory commissions for the Company. The rate actions of regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, impose a liability, or eliminate a previously imposed liability on a regulated enterprise. The Company applies Statement No. 71 instead of any conflicting provisions of accounting standards in other authoritative pronouncements. The effects of Statement No. 71 are reflected in the financial statements and material effects, where practicable to determine, are detailed in this Note and the individual Notes to Financial Statements related to the specific financial statement line items.

The major components of non-plant regulatory net assets (liabilities) at December 31, 1993 and 1992 are as follows:

                                                              December 31,
Dollars in Millions                                      1993              1992
- --------------------------------------------------------------------------------
Compensated absences                                   $ 57.4            $ 61.6
Deferred pension costs                                  131.4             131.4
Refinancing costs                                        78.0              61.5
Deferred taxes                                           (3.5)           (139.7)
Other                                                    17.5              33.9
                                                       ------            ------

         Total                                         $280.8            $148.7
                                                       ======            ======

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

Depreciation rates used by the Company are prescribed by the FCC and by the various state commissions (the "commissions") for interstate operations and for intrastate operations, respectively. All rates are calculated on a straight-line basis using the concept of "remaining life." The represcription process requires the Company to perform a detailed study using actual and estimated factors to develop future life expectancy of telephone plant investments, including technological evolution, competition, asset utilization, modernization plans and regulatory commitments. Both the Company and the commissions staffs submit factors deemed appropriate to permit asset recovery. The commissions select the one they believe to be the most appropriate from among these alternatives. Utilizing these factors, new depreciation rates are set to enable the Company to recover costs of plant additions as well as to permit the prospective recovery of deficiencies in existing depreciation reserve balances as a result of shorter asset lives to be utilized on a going forward basis. The represcription process occurs on a triennial basis and includes the commissions and the Company. Once new depreciation rates are set, the commissions may take rate actions to permit the Company to recover costs if deemed necessary. In 1993, revised interstate depreciation rates were approved by the FCC. Revised intrastate depreciation rates were effective November 1, 1992 for Rhode Island, January 1, 1993 for New Hampshire and July 1, 1993 for Massachusetts. The application of the interstate and intrastate rates resulted in average effective composite rates of 7.3%, 7.4% and 7.2% for 1993, 1992 and 1991, respectively.

The quantification of the difference between recorded depreciation and depreciation that would have been recorded in accordance with generally accepted accounting principles for an entity not subject to the provisions of Statement No. 71 is not practicable at the present time.

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

Computer Software Costs

The Company capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed. This accounting treatment conforms to the rules set forth by the FCC.

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

(C) Income Taxes

The components of income tax (benefit) expense are as follows:


Dollars in Millions                 1993*              1992              1991

Federal:
  Current                         $206.5             $230.6            $211.1
  Deferred - net                  (219.0)              (8.6)            (75.5)
  Deferred tax credits - net       (28.5)             (27.6)            (30.6)
                                  ------             ------            ------
                                   (41.0)             194.4             105.0
                                  ------             ------            ------
  State:
     Current                        38.2               45.4              38.1
     Deferred - net                (36.3)               1.1              (7.2)
                                  ------               ----             -----
                                     1.9               46.5              30.9
                                  ------               ----             -----
       Total                      $(39.1)            $240.9            $135.9
                                  ======             ======            ======

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

A reconciliation between federal income tax expense computed at the statutory rate and the Company's effective tax (benefit) expense is as follows:


Dollars in Millions                                           1993*              1992              1991

Federal income tax expense
computed at statutory rate                                  $ 23.5             $247.4            $153.8

a.   Amortization of excess
     deferred federal income
     taxes due to the change
     in the tax rates                                        (39.0)             (20.7)            (25.4)

b.   Amortization of investment
        tax credits over the life
        of the assets which gave
        rise to the credits                                  (28.5)             (27.8)            (31.8)

c.   Depreciation of certain taxes and
     payroll-related construction costs
     capitalized for financial statement
     purposes, but deducted for income
     tax purposes in prior years                               5.9               14.2              14.4

d.   Allowance for funds used during
     construction, which is excluded
     from taxable income, net of
     applicable depreciation                                  (0.7)              (1.1)              0.2

e.   State income taxes,
     net of federal tax benefit                                1.2               30.7              20.4

f.   Other differences                                        (1.5)              (1.8)              4.3
                                                            ------             ------            ------
Income tax (benefit) expense                                $(39.1)            $240.9            $135.9
                                                            ======             ======            ======

* Does not include the deferred tax benefit of $14.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Only taxes currently payable on these temporary differences are recognized in the rate-making process.

The components of current and long-term deferred tax assets and liabilities at December 31, 1993 are as follows:

Dollars In Millions                           Assets             Liabilities

Deferred tax due to:

Depreciation and amortization                 $    -               $ 1,014.9
Benefits                                       221.4                    57.1
1993 restructuring charges                     112.1                       -
Unamortized investment tax credits              64.4                       -
Other                                           32.3                    79.3
                                               -----                   -----
Total deferred taxes                          $430.2                 1,151.3
                                             -------
                                                                      430.2
                                                                     -------
Net deferred tax liabilities                                         $ 721.1
                                                                     =======

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

In 1991, NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. The assets in the VEBA Trusts consist primarily of equity securities and fixed income securities. In 1991 and 1992, NYNEX transferred a portion of excess pensions assets, totaling $486 million, to health care benefit accounts, within the pension plans and then contributed those assets to the VEBA Trusts. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

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

(E) Long-term Debt

Interest rates and maturities on long-term debt outstanding at December 31, 1993 and 1992 are as follows:

                                            Interest                             December 31,
Dollars in Millions                           Rates           Maturities      1993           1992

Debentures                              4 1/2%  - 8 1/5%      1999-2005   $  155.0       $  525.0
                                        6 1/8%  - 7 7/8%      2006-2022      525.0          525.0
                                        7 7/8%  -     9%      2023-2031      700.0          800.0
Notes                                   5 1/20% - 8 5/8%      1997-2003      800.0          375.0
Unamortized discount - net                                                   (18.8)         (18.4)
                                                                          --------       --------
                                                                           2,161.2        2,206.6
Long-term capital lease
  obligations                                                                  2.8            3.9
                                                                          --------       --------
Total long-term debt                                                      $2,164.0       $2,210.5
                                                                          ========       ========


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

(F) Fair Value of Financial Instruments

The estimated fair value of Long-term debt is based on quoted market prices. Estimated fair values of financial instruments, where different than the carrying amounts, are as follows:


Dollars in Millions                               At December 31,
                                              1993                 1992
Long-term debt

Carrying amount                           $2,161.2             $2,206.6
Fair value                                $2,252.7             $2,235.1

(G) Short-term Debt

Short-term debt and related weighted average interest rates are as follows:

Dollars in Millions                                                         Weighted average interest rates
                                               December 31,                          December 31,
                                     1993         1992           1991        1993        1992         1991
Advances from NYNEX.               $159.4       $   -          $ 94.9        3.37%       3.49%        4.77%
Current maturity of
   Long-term debt                      -         175.0          200.0          -         8.63%        9.50%
Other                                (0.9)        (0.1)           0.4       10.21%      11.05%       10.67%
                                    -----        -----           ----

Total short-term
  debt                             $158.5       $174.9         $295.3
                                   ======       ======         ======

On December 9, 1992, the Company issued $175 million of its Five Year 6 1/4% Notes, due December 15, 1997. On January 19, 1993, the net proceeds of this issue were used for the redemption of the Company's Thirty-Nine Year 8 5/8% Debentures, due September 1, 2009, outstanding in the principal amount of $175 million, and classified as Short-term debt at December 31, 1992.


Dollars in Millions                 1993    1992     1991    1993    1992  1991

Average amount of
  advances from
  NYNEX outstanding
  during the year                 $127.7+ $ 21.8+  $183.3+   3.26%   4.00% 6.27%

Maximum amount of
  advances from
  NYNEX payable at
  any month end
  during the year                 $311.7  $105.4   $351.1


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

(H) Lease Commitments

The Company leases certain facilities and equipment used in its operations. Rental expense was $68.5, $74.5 and $80.2 million for 1993, 1992 and 1991, respectively. At December 31, 1993, the minimum lease commitments under noncancelable operating and capital leases for the periods shown are as follows:


Dollars in Millions
Year                              Operating                 Capital

1994                                 $ 56.6                    $1.5
1995                                   35.7                     1.0
1996                                   31.0                     0.9
1997                                   30.0                     0.9
1998                                   29.2                     0.9
Thereafter                            307.8                     1.4
                                     ------                    ----
Total minimum lease payments         $490.3                     6.6
                                     ======
Less:  executory costs                                          1.8
                                                               ----
Net minimum lease payments                                      4.8
Less:  interest                                                 1.1
                                                               ----
Present value of net minimum lease payments                    $3.7
                                                               ====

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

(J) Transactions with Affiliates

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed. Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1993, 1992 and 1991, the Company recorded allocated costs of $51.9, $48.5 and $63.2 million, respectively, in connection with these services.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. Prior to 1993, the costs of these services were allocated to the Company and New York Telephone based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1993, 1992 and 1991, the Company recorded charges from Telesector Resources of $670.3, $590.3 and $619.9 million, respectively, for data processing services and materials related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1993, 1992 and 1991 were approximately $255.4, $240.3 and $221.1 million, respectively. In addition, in 1993, approximately $140.8 million of restructuring charges ($85.5 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. Effective in July 1991, arrangements were made for Telesector Resources to act as a purchasing agent for the Company for directly shipped materials and supplies. During 1993, 1992 and 1991, total agency purchases by Telesector Resources amounted to $123.6, $120.6 and $32.4 million, respectively.

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

(K) Taxes Other Than Income Taxes

Taxes other than income taxes consist of:


Dollars in Millions                 1993              1992              1991

Property                          $ 98.6            $ 78.9            $ 69.7
Gross receipts                      24.8              23.4              22.7
Other                                4.2               3.6               4.0
                                    ----              ----              ----
     Total                        $127.6            $105.9            $ 96.4
                                  ======            ======            ======

(L) Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                      For the Years Ended
                                                          December 31,
Dollars in Millions                            1993            1992         1991
Income tax payments                          $329.2          $283.9       $262.3
Interest payments                            $179.0          $187.0       $179.8
Noncash item excluded from the Statement
  of Cash Flows related to the transfer of
  ownership of real estate from NYNEX to
  the Company                                $   -          $ 24.2        $   -

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

In the fourth quarter of 1991, approximately $193 million of pretax organizational restructuring charges was recorded related to force reduction programs. The restructuring charges were included in the Income Statements as follows: Other revenues - $4 million; Maintenance and support - $94 million; Marketing and customer services - $19 million; Other expense - $75 million; and Other income (expense) - net - $1 million.

SUPPLEMENTARY INFORMATION

Quarterly Financial Information (Unaudited)

All adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period have been included in the following table.

Dollars in Millions
                                                                        For the quarter ended,
                                              March 31,        June 30,      September 30,        December 31
1993
Operating revenues                            $1,010.1         $1,016.5           $1,027.0           $1,016.6
Operating income                              $  275.9         $  250.8           $  240.5           $ (470.0)
Earnings before cumulative
  effect of change in
  accounting principle                        $  140.2         $  131.9           $  114.7           $ (280.5)
Cumulative effect of change
  in accounting for post
  employment benefits, net
  of taxes                                    $  (25.3)        $      -           $    0.3           $      -
Net income                                    $  114.9         $  131.9           $  115.0           $ (280.5)

1992
Operating revenues                            $  957.2         $  969.8           $1,001.2           $  993.7
Operating income                              $  218.5         $  226.6           $  237.5           $  230.1
Net income                                    $  122.7         $  115.4           $  121.8           $  126.7

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

                                New England Telephone and Telegraph Company





                                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     New England Telephone and Telegraph Company


                                     By                   Gail Deegan
                                              ----------------------------------
                                                          Gail Deegan
                          Vice President, Chief Financial Officer and Treasurer
                           (Principal Financial and Chief Accounting Officer)







December 14, 1994

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)      Documents filed as part of this Annual Report on Form 10-K/A.

   (1)           Financial Statements.  The following report and financial
                  statements are contained in Item 8:

                      Report of Independent Accountants

                      Statements of Income and Retained Earnings for each of
                       the Three Years in the Period Ended December 31, 1993

                      Balance Sheets as of December 31, 1993 and 1992

                      Statements of Cash Flows for each of the Three Years in
                       the Period Ended December 31, 1993

                      Notes to Financial Statements

                      Supplementary Information
                           Quarterly Financial Information (Unaudited)

   (2)           Financial Statement Schedules.  The following financial
                  statement schedules, in response to Item 14, were previously filed on the Registrant's 1993 Form 10-K, dated
                  March 25, 1994 (File No. 1-1150):

                 V - Telephone Plant

                 VI - Accumulated Depreciation, Depletion, and Amortization
                        of Telephone Plant

                 VIII - Valuation and Qualifying Accounts

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

10)(ii)(B)2 Service Agreement concerning provision by Telesector Resources Group, Inc. to New England Telephone and Telegraph Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No.
             (19)(i)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-1150).

(12)         Computation of Ratio of Earnings to Fixed Charges (Exhibit No.
             (12) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-1150).

(23)         Consent of Independent Accountants.

(24) Powers of attorney (Exhibit No. (24) to the Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-1150).

(b)          Reports on Form 8-K.

             The Company's Current Report on Form 8-K, date of report November 15, 1993 and filed November 19, 1993, reporting on
             Item 5.