Form 10-Q/A
period 1994-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-12-14
CIK 71344

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No__.


                                Amendment No. 1

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, as set forth in the pages attached hereto:

Part I - Item 2 "Management's Discussion and Analysis of Results of Operations"

Form 10-Q/A Part I                 New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

BUSINESS RESTRUCTURING

As previously reported (see the Company's Annual Report on Form 10-K for the year ended December 31, 1993), the Company recorded pretax charges of approximately $619 million in the fourth quarter of 1993 for business restructuring, of which approximately $201 million was for employee severance payments and approximately $194 million was for postretirement medical costs recognized as a result of the planned decrease in the work force. In February of 1994, the Board of Directors of NYNEX Corporation approved a pension enhancement for eligible management employees who retire through December 31, 1996. This enhancement will be offered at different times through 1996 according to local force requirements. A tentative agreement has been reached with the Communications Workers of America which, subject to ratification, would extend the existing labor agreement to August 1998 and would provide a retirement incentive. Negotiations to reach a similar agreement with the International Brotherhood of Electrical Workers continue. The management retirement incentive, and any nonmanagement retirement incentive that may subsequently be implemented, are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 6,300 employees by the end of 1996.

The reserves established for severance will be transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions, and the incremental cost of the pension enhancements will be charged to expense as employees leave. The retirement incentives credit employees with an additional six years towards both their age and their length of service for the purpose of determining pension eligibility and benefits. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the severance plan, and will be charged to expense as employees leave. Under the assumption that nonmanagement employees will leave under the retirement incentive, the expected utilization of nonmanagement severance reserves and the application of the postretirement medical liability per year have been revised from the expected utilization as previously reported (see the Company's Annual Report on Form 10-K/A, Amendment No. 1, for the year ended December 31, 1993) as follows:

     (In millions)
     Severance                       1994    1995     1996   Total
     ---------                       -----------------------------
     Management                       $80     $11      $ 9     $100
     Nonmanagement                     14      42       45      101
                                      -----------------------------
     Total                            $94     $53      $54     $201
                                      =============================


     Medical                         1994    1995     1996   Total
     -------                         -----------------------------
     Management                       $35     $ 4      $ 4     $ 43
     Nonmanagement                     24      61       66      151
                                      -----------------------------
     Total                            $59     $65      $70     $194
                                      =============================

Form 10-Q/A Part I                  New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

The restructuring reserve balance at March 31, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $415 million. In the first quarter of 1994, the Company reduced 1993 restructuring reserves by $11 million in the following categories:

                   Severance                                            $ -
                   Systems redesign:
                          Customer contact                        -
                          Customer provisioning                   -
                          Customer operations                     -
                          Customer support                        -
                                                                 --
                          Total systems redesign                           -
                   Work center consolidation                               -
                   Branding                                               10
                   Relocation                                              -
                   Training                                                -
                   Re-engineering implementation                           -
                                                                          --
                   Subtotal                                               10
                   Telesector Resources' allocated
                   reserves:
                          Severance                               -
                          Postretirement medical benefits         -
                          Systems re-engineering                  -
                          Re-engineering implementation           1
                          Work center consolidation               -
                                                                 --
                          Total allocated reserves                         1
                                                                         ---
                   Total                                                 $11
                                                                         ===
The reduction in the reserve for branding includes approximately $6 million to reflect a revised estimate of branding costs.

There were no significant cost savings as a result of business restructuring in the first quarter of 1994. Force reductions will begin in the second quarter of 1994 as retirement incentives are offered to eligible employees. It is anticipated that major re-engineering initiatives will begin in the second quarter of 1994.

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993

OPERATING REVENUES

Operating revenues increased $42.6 million, or 4.2%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                                  Increase
                                                               (In millions)
                                                               -------------
Local service                                                      $24.5
Long distance                                                        6.6
Network access                                                       4.4
Other                                                                7.1
                                                                   -----
                                                                   $42.6
                                                                   =====

Form 10-Q/A Part I                  New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

OPERATING REVENUES (Continued)

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $24.5 million due principally to increased customer demand evidenced by growth in access lines and growth in sales of calling features such as caller identification, remote call forwarding and touch-tone services. This increase also includes the 1994 reversal of $5 million of revenues deferred in 1993, that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST THREE MONTHS OF 1994 AS COMPARED TO FIRST THREE MONTHS OF 1993
(Continued)

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1994 increased $54.8 million, or 7.5%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                    Increase (Decrease)
                                                       (In millions)
                                                       -------------
Depreciation and amortization                              $23.9
Taxes other than income taxes                               (6.8)
All other:
    Employee related                                         1.7
    Other                                                   36.0
                                                           -----
                                                           $54.8
                                                           =====

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