Form 10-Q/A
period 1994-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-12-14
CIK 71344

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. _No_.



                                Amendment No. 2

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994, as set forth in the pages attached hereto:

Part I - Item 2 "Management's Discussion and Analysis of Results of
Operations"

Form 10-Q/A Part I                New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

BUSINESS RESTRUCTURING

Second quarter 1994 results include approximately $54 million of pretax charges ($35 million after-tax) for pension enhancements for approximately 400 management employees who elected during the quarter to leave New England Telephone and Telegraph Company (the "Company") under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of Telesector Resources' pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 6,300 employees by the end of 1996. The components of the $54 million pretax charges are as follows: $14 million ($10 million after-tax) for pension enhancements, $10 million ($7 million after-tax) for associated postretirement medical benefits, $16 million ($10 million after-tax) for charges allocated to the Company from Telesector Resources for pension enhancements and $14 million ($8 million after-tax) for its associated postretirement medical benefits. Much of the cost of the incentives will be funded by NYNEX's pension plans.

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

       (In millions)
       Severance                     1994      1995    1996   Total
       ---------                     ------------------------------
       Management                    $80       $11     $ 9     $100
       Nonmanagement                  14        42      45      101
                                     ------------------------------
       Total                         $94       $53     $54     $201
                                     ==============================


       Medical                       1994      1995    1996   Total
       -------                       ------------------------------
       Management                    $35       $ 4     $ 4     $ 43
       Nonmanagement                  24        61      66      151
                                     ------------------------------
       Total                         $59       $65     $70     $194
                                     ==============================

The restructuring reserve balance at June 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $336 million. In the first six months of 1994, the Company reduced 1993 restructuring reserves by approximately $90 million in the following categories:

              Severance:
                    Management                       $32
                    Nonmanagement                      -
                                                     ---
                    Total Severance                       $32
              Systems redesign:
                    Customer contact                   -
                    Customer provisioning              -
                    Customer operations                -
                    Customer support                   -
                                                     ---
                    Total systems redesign                  -
              Work center consolidation                     -
              Branding                                     11
              Relocation                                    -
              Training                                      -
              Re-engineering implementation                 -
                                                           --
              Subtotal                                     43
              Telesector Resources' allocated
              reserves:
                    Severance                         20
                    Postretirement medical benefits   15
                    Systems re-engineering             9
                    Re-engineering implementation      3
                    Work center consolidation          -
                                                     ---
                    Total allocated reserves               47
                                                          ---
              Total                                       $90
                                                          ===

The severance reduction amount is comprised of $29 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance

Form 10-Q/A Part I                New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

provisions as previously accrued for, and $3 million utilized for other retiree costs. The reduction in the reserve for branding includes approximately $6 million to reflect a revised estimate of branding costs.

In addition, $17 million of reserves accrued in 1991 for severance costs related to Telesector Resources was utilized for the Company's allocation of Telesector Resources pension enhancements.

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

FIRST SIX MONTHS OF 1994 AS COMPARED TO FIRST SIX MONTHS OF 1993

OPERATING REVENUES

Operating revenues increased $77.6 million, or 3.8%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                         Increase (Decrease)
                                                            (In millions)
                                                            -------------
Local service                                                  $ 52.7
Long distance                                                     4.3
Network access                                                   10.3
Other                                                            10.3
                                                               ------
                                                               $ 77.6
                                                               ======

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

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access transport area ("LATA"), and include public and private network switching. Long distance revenues increased $4.3 million due principally to increased message toll service usage of approximately $11 million, including the effect of severe weather, and a $5 million increase in long distance directory assistance revenues resulting from the reversal of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems.

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

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1994 increased $138.9 million, or 9.3%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                      Increase (Decrease)
                                                         (In millions)
                                                         -------------
Depreciation and amortization                               $ 46.0
Taxes other than income taxes                                 (4.8)
All other:
  Business restructuring charges
   recorded in 1994                                           54.3
  Employee related costs                                      (6.8)
  Other operating expenses                                    50.2
                                                            ------
                                                            $138.9
                                                            ======

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



                         NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                      Gail Deegan
                         --------------------------------------
                                      Gail Deegan
                         Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)