Form 10-Q/A
period 1994-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-12-14
CIK 71344

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

                                Amendment No. 1

The registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, as set forth in the pages attached hereto:

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

In the related proceeding to examine the Company's level of earnings, on October 5, 1994, the VPSB ordered the Company to reduce its annual intrastate revenues by approximately $15 million. The reduction is retroactive to December 29, 1993, the date the VPSB opened the proceeding. Among the adjustments ordered was a reduction, effective September 1994 retroactive to January 1, 1994, in the Company's Vermont depreciation rate to match the parameters agreed to by the Federal Communications Commission in the 1993 triennial represcription review. In September 1994, the Company reduced local operating revenues by approximately $12 million for subsequent refund to Vermont customers for the period from December 29, 1993 through September 30, 1994 (see OPERATING REVENUES and OPERATING EXPENSES below). On October 19, 1994, the VDPS advised the VPSB of its belief that the VPSB's order understated the Company's level of overearnings by approximately $5 million. The Company has requested reconsideration of portions of the VPSB's order. On November 2, 1994, the VPSB granted the Company's request for a stay of implementation of that order pending a decision on the motion for reconsideration.

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


BUSINESS RESTRUCTURING

Approximately $61 million of pretax charges ($39 million after-tax) were recorded in the second and third quarters of 1994 for pension enhancements for approximately 480 management and 40 nonmanagement employees who elected during the second and third quarters to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of both the Company's pension enhancements and the Company's allocation of Telesector Resources' pension enhancements were recorded. The retirement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 6,300 employees by the end of 1996. The components of the $61 million pretax charges are as follows: $17 million ($12 million after-tax) for pension enhancements,

Form 10-Q/A Part I                New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

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

       (In millions)
       Severance                     1994      1995    1996    Total
       ---------                     -------------------------------
       Management                    $80       $11     $ 9     $100
       Nonmanagement                  14        42      45      101
                                     ------------------------------
       Total                         $94       $53     $54     $201
                                     ==============================


       Medical                       1994      1995    1996    Total
       -------                       -------------------------------
       Management                    $35       $ 4     $ 4     $ 43
       Nonmanagement                  24        61      66      151
                                     ------------------------------
       Total                         $59       $65     $70     $194
                                     ==============================

The restructuring reserve balance at September 30, 1994, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees leaving the Company under the business

Form 10-Q/A Part I                New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING (Continued)

restructuring, was approximately $286 million. In the first nine months of 1994, the Company reduced 1993 restructuring reserves by approximately $140 million in the following categories:

              Severance:
                    Management                        $38
                    Nonmanagement                       5
                                                       --
                    Total Severance                           $43
              Systems redesign:
                    Customer contact                    -
                    Customer provisioning               -
                    Customer operations                 -
                    Customer support                    -
                                                       --
                    Total systems redesign                      -
              Work center consolidation                         -
              Branding                                         12
              Relocation                                        -
              Training                                          -
              Re-engineering implementation                     -
              Severance transferred to Telesector Resources     8
                                                               --
              Subtotal                                         63
              Telesector Resources' allocated
              reserves:
                    Severance                          29
                    Postretirement medical benefits    19
                    Systems re-engineering             21
                    Re-engineering implementation       8
                    Work center consolidation           -
                                                      ---
                    Total allocated reserves                   77
                                                             ----
              Total                                          $140
                                                             ====

The severance reduction amount is comprised of $37 million of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for, $6 million utilized for other retiree costs and $8 million transferred from the Company to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements. The reduction in the reserve for branding includes approximately $6 million to reflect a revised estimate of branding costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1994 AS COMPARED TO FIRST NINE MONTHS OF 1993

OPERATING REVENUES

Operating revenues for the nine months ended September 30, 1994 increased $98.0 million, or 3.2%, over the same period last year. The increase in total operating revenues is comprised of the following:

                                                      Increase (Decrease)
                                                         (In millions)
                                                         -------------
Local service                                               $ 65.4
Long distance                                                 (5.5)
Network access                                                23.4
Other                                                         14.7
                                                            ------
                                                            $ 98.0
                                                            ======

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

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 1994 increased $125.6 million, or 5.5%, over the same period last year. This increase in total operating expenses is comprised of the following:

                                                      Increase (Decrease)
                                                         (In millions)
                                                         -------------
Depreciation and amortization                               $ 34.8
Taxes other than income taxes                                 (3.5)
All other:
  Business restructuring charges
   recorded in 1994                                           61.5
  Employee related                                            (5.6)
  Other                                                       38.4
                                                            ------
                                                            $125.6
                                                            ======

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



                         NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY


                                       Gail Deegan
                         ---------------------------------------
                                       Gail Deegan
                         Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)





















December 14, 1994