Form 10-K/A
period 1993-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1994-12-21
CIK 71344

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

                            Amendment No. 2
The registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, to correct
Exhibit (23), as set forth in the pages attached hereto:

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


                  New England Telephone and Telegraph Company


                         By          Gail Deegan
                                     Gail Deegan
              Vice President, Chief Financial Officer and Treasurer
               (Principal Financial and Chief Accounting Officer)







December 20, 1994

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  Documents filed as part of this Annual Report on Form 10-K/A.

  (1) Financial Statements. The following report and financial statements, in response to Item 8, were previously filed on the Registrant's 1993 Form 10-K/A, Amendment No. 1, dated December 14, 1994 (File No. 1-1150):

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

  (23)           Consent of Independent Accountants.

  (24)           Powers of attorney (Exhibit No. (24) to the
                 Registrant's 1993 Annual Report on Form 10-K, dated March 25, 1994, File No. 1-1150).

  (b)    Reports on Form 8-K.

          The Company's Current Report on Form 8-K, date of report November 15, 1993 and filed November 19, 1993, reporting on
          Item 5.

                                                          Exhibit (23)





                  CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statements of New England Telephone and Telegraph Company on Form S-3 (File Nos. 33-49533 and 33-50631) of our report dated February 9, 1994 on our audits of the financial statements and financial statement schedules of New England Telephone and Telegraph Company as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which report is included in the Annual Report on Form 10-K/A, Amendment No.1, dated December 14, 1994.




                                    Coopers & Lybrand  L.L.P.


Boston, Massachusetts
December 14, 1994