Form 10-K405
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1995-03-24
CIK 71344

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission file number 1-1150

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY

  A New York                                    I.R.S. Employer
  Corporation                            Identification No. 04-1664340

                 125 High Street, Boston, Massachusetts  02110

                        Telephone Number (617) 743-9800

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
       Title of each class                    on which registered
       -------------------                    -------------------
         See attachment                New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No..

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


Title of each class
-------------------

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

                               TABLE OF CONTENTS
                                    PART I

Item                                                              Page
------                                                            ----
1.   Business (Abbreviated pursuant to General
     Instruction J(2)).........................................    4
2.   Properties................................................   12
3.   Legal Proceedings ........................................   12
4.   Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction J(2))

                                    PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters (Inapplicable)
6.   Selected Financial Data ..................................   14
7.   Management's Discussion and Analysis of Results
      of Operations (Management's Narrative Analysis of
      Results of Operations is provided pursuant to
      General Instruction J(2))................................   15
8.   Financial Statements and Supplementary Data:
      Report of Management.....................................  27
      Report of Independent Accountants........................  28
      Statements:
       Statements of Income and Retained Earnings for
        each of the Three Years in the Period Ended
        December 31, 1994......................................  29
       Balance Sheets as of December 31, 1994 and 1993 ........  30
       Statements of Cash Flows for each of the
        Three Years in the Period Ended December 31, 1994......  32
       Notes to Financial Statements...........................  33
      Supplementary Information:
       Quarterly Financial Information (Unaudited).............  47
9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure......................  47

                                   PART III
                (Omitted Pursuant to General Instruction J(2))
10.  Directors and Executive Officers of the Registrant
11.  Executive Compensation
12.  Security Ownership of Certain Beneficial Owners and
      Management
13.  Certain Relationships and Related Transactions

                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports
      on Form 8-K ............................................   48

                                    PART I

Item 1.  BUSINESS

General
-------

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

Telecommunications Services
---------------------------

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

     Certain billing and collection services are performed by the Company for other carriers, primarily AT&T Corp. ("AT&T"), and certain information providers that elect to subscribe to these services rather than perform such services themselves. Effective January 1, 1987, such billing and collection services were detariffed on an interstate basis and are offered to interexchange carriers under contract. In 1994, approximately 1% of operating revenues was derived from such billing and collection services. In 1990, the Company and AT&T signed a six-year contract extending the Company's role as an AT&T long distance billing and collection agent. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions performed by the Company. The contract expires on December 31, 1995.

     There are six LATAs that comprise the area served by the Company and they are referred to as follows: Eastern Massachusetts, Western Massachusetts, Maine, New Hampshire, Rhode Island and Vermont.

     The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                          In Thousands
                               --------------------------------
                               1994   1993   1992   1991   1990
                               ----   ----   ----   ----   ----
Network Access Lines
in Service...............     6,101  5,906  5,721   5,604  5,544

     Sizable areas and many localities within the territories served by the Company are served by nonaffiliated telephone companies that had approximately 215,000 network access lines in service in those territories on December 31, 1994. The Company does not furnish local service in the areas and localities served by such companies.

     For the year ending December 31, 1994, approximately 93% of the total operating revenues of the Company was derived from telecommunications services, of which one customer, AT&T, accounted for approximately 14%, primarily in network access and other revenues. The remaining approximately 7% of total operating revenues was from other sources, primarily licensing fees for telephone directories and inside wire related charges.

     Telesector Resources Group, Inc.
     -------------------------------

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

Certain Affiliated Business Operations
--------------------------------------

     NYNEX Information Resources Company
     -----------------------------------

     The Company has agreements with NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, pursuant to which Information Resources pays a fee to the Company for the right to produce, publish and distribute alphabetical (White Pages) and classified (Yellow Pages) directories for the Company.

Business Restructuring
----------------------

     During 1994, the Company reached new agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") which provided for retirement incentives (see "Employee Relations" below). The Company also announced retirement incentives for its management employees. These incentives are intended to provide a voluntary means to implement substantially all of the planned work force reductions of approximately 6,300 employees by the end of 1996. Much of the cost will be funded by the NYNEX pension plans. In 1994, the Company recorded $168.1 million of pretax charges ($111.2 million after-tax) primarily for the incremental cost of pension enhancements and associated postretirement medical costs for 1,580 employees who left the Company under the retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

     In 1993, the Company recorded $619 million in pretax charges ($376 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

Capital Expenditures
--------------------

     The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures (excluding the equity component of allowance for funds used during construction and additions under capital leases) for 1990 through 1994 are set forth below:

                              In Millions
                    ------------------------------
                    1994 . . . . . . . . . .  $877
                    1993 . . . . . . . . . .  $819
                    1992 . . . . . . . . . .  $782
                    1991 . . . . . . . . . .  $751
                    1990 . . . . . . . . . .  $868

Operations Under the Modification of Final Judgment
---------------------------------------------------

     The operations of NYNEX and its subsidiaries in all industry segments are subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"). The MFJ arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T. In August 1982, the United States District Court for the District of Columbia (the "MFJ Court") approved the MFJ as in the public interest. In February 1983, the United States Supreme Court affirmed the MFJ Court's action. Pursuant to the MFJ, AT&T divested its 22 wholly-owned LECs, including the Telephone Companies, distributed them to the RHCs, and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

     As initially approved, the MFJ restricted the RHCs, including NYNEX and its subsidiaries, including the Company, to the provision of exchange telecommunications service, exchange access and information access services, the provision (but not manufacture) of customer premises equipment ("CPE") and the publishing of printed directory advertising. Although some restrictions placed on RHC operations have been removed or modified since entry of the MFJ, the RHCs are still required to seek MFJ Court approval in order to provide interLATA telecommunications services, to manufacture or provide telecommunications products and to manufacture CPE. Also, the Company is still required to offer to all interexchange carriers and information service providers exchange access and information access, at certain locations, which are equal in quality, type and price to that provided to AT&T and its affiliates ("Equal Access").
Included in capital expenditures for the period 1990 through 1993 are costs in connection with the requirement to provide Equal Access (see "Capital Expenditures" above).

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

     In July 1991, the MFJ Court lifted the MFJ restriction on the provision of the content of information services by the RHCs and LECs, including NYNEX and the Telephone Companies. In May 1993, the United States Court of Appeals for the District of Columbia Circuit affirmed that decision. The Court of Appeals decision allows the RHCs and LECs, including NYNEX and the Telephone

Companies, to create and own the content of the information they transmit over the telephone lines and to provide data processing services to customers. In November 1993, the United States Supreme Court declined to review the Court of Appeals decision.

Regulated Services
------------------

     Intrastate communications services offered by the Company are under the jurisdiction of state public utility commissions (see "State Regulatory Matters" below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see "Federal Regulatory Matters" below). In addition, state and federal regulators review various transactions between the Company and the other subsidiaries of NYNEX.

State Regulatory Matters
------------------------

     Set forth below is a description of certain intrastate regulatory proceedings with respect to changes in rates and revenues/1/.
                                                          -

     The net annual intrastate revenue reduction ordered for the Company, comprised of both reductions in rates and one-time credits to customers, was approximately $13.5 million, $6.2 million and $9.0 million for 1994, 1993, and 1992, respectively.

Maine
-----

     On May 10, 1994, the Maine Public Utilities Commission ("MPUC") commenced a proceeding to explore alternatives to traditional rate of return regulation for the Company. In an Order dated August 18, 1994, the MPUC consolidated this proceeding with an earnings investigation commenced in response to a ratepayer complaint. In testimony filed October 3, 1994, and amended January 13, 1995, the Company maintained that it was not earning above its authorized rate of return and identified a potential revenue requirement of approximately $12 million under a traditional rate of return methodology. Accordingly, the Company argued that current rates represent the appropriate starting point for any alternative regulation plan. The MPUC Staff and the Office of the Public Advocate each filed testimony on December 13, 1994 contesting the Company's analysis. The MPUC Staff concluded that current rates produced nearly $40 million in overearnings, while the Public Advocate estimated overearnings at $65 million. Both argued for a revenue reduction prior to the initiation of any incentive regulation plan. Hearings on this consolidated proceeding were held in February 1995, with a decision expected from the MPUC in May 1995.



----------
/1/  The term "rates" is synonymous with prices.  When changes in rates are
 - referred to in the aggregate, the reference is to the aggregate effect of individual price changes multiplied by the volumes of services, assuming no change in volume as a result of the price changes. The term "revenues", on the other hand, refers to the aggregate effect of prices multiplied by volumes of service, with effect given to the change in volume as a result of any price changes.

Massachusetts
-------------

     On January 6, 1995, the MDPU opened an investigation concerning intraLATA and local exchange competition in Massachusetts. The MDPU indicated that among the matters it intends to address are collocation, interconnection of networks, intraLATA toll presubscription, telephone number assignment and portability and universal service funding. The Company and other parties submitted their comments on the scope of the proceeding in February 1995. Decisions in this proceeding could have a significant impact on the Company's revenues.

Rhode Island
------------

     On October 25, 1994, the RIPUC initiated a proceeding with respect to competition. In an order dated February 26, 1995, the RIPUC stated that it will consider numerous issues including intraLATA presubscription, telephone number assignment and portability, interconnection of networks and collocation.

     In a separate proceeding, the RIPUC considered proposals from the Rhode Island Division of Public Utilities and Carriers and various interexchange carriers with respect to the Company's intrastate access charges, including a proposal to freeze the Company's annual carrier common line revenues based on the most recent available amount. On November 18, 1994, the RIPUC decided to take no action to alter rates or rate structure at this time.

Vermont
-------

     In February 1995, the Company and other parties submitted to the Vermont Public Service Board ("VPSB") their comments on the proposed order of procedure in the VPSB's proceeding on competition. The proceeding will address issues such as open network architecture, interconnection, unbundling, intraLATA toll presubscription, telephone number assignment and portability and universal service policy.

     See also discussion of State Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.

Federal Regulatory Matters
--------------------------

     Interstate Access Charges
     -------------------------

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

     In June 1994, the FCC completed a review of the performance of LECs during the initial period of price cap regulation. The Telephone Companies filed comments advocating price cap and access reform to keep pace with the intensifying competitive environment. Among other things, the Telephone Companies recommended increased pricing flexibility, elimination of sharing and low end adjustment mechanisms, and reduction of the productivity factor. An FCC decision is pending.

     On March 3, 1995, the FCC released Orders to Show Cause to each of the LECs, including the Telephone Companies, resulting from an audit of the costs that the LECs reported to the National Exchange Carrier Association ("NECA") for Common Line Pooling purposes for 1988 and the first quarter of 1989. The audit report cites each of the LECs for alleged violations of the FCC's accounting rules and reporting errors which, as to the Telephone Companies, were calculated to total $37.8 million in respect of all interstate costs for the period. Some of the alleged errors would have the effect of understating the Telephone Companies' revenue requirement; the net effect, therefore, is an alleged revenue requirement overstatement of $19.8 million. That estimate is considered preliminary, however, because the auditors did not have sufficient information for several items to reach final conclusions.

     The Order requires the Telephone Companies to show cause why the FCC should not (1) issue a Notice of Apparent Liability for Forfeiture for violations of the FCC's accounting rules; (2) require the Telephone Companies to adjust their price cap indexes; and (3) require the Telephone Companies to improve their internal processes to bring them into compliance. The Telephone Companies must respond to the Order by May 2, 1995.

     On December 15, 1993, the Telephone Companies filed a petition with the FCC for a waiver to implement the Universal Service Preservation Plan ("USPP") in order to compete more effectively with alternative providers of local telephone service. The USPP would reduce the Switched Access rate for multiline business users in zones of high traffic density by approximately 40 percent and would shift most of the revenues lost from this rate reduction to flat, per-line charges applicable to all access lines. Overall annual access revenues would be reduced by $25 million.

Other Federal Matters
---------------------

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

     On February 7, 1995, the FCC adopted an order granting the Company authorization to begin construction of advanced video dialtone network facilities in portions of Massachusetts and Rhode Island. The facilities, which are planned to pass 334,000 households in Massachusetts and 63,000 households in Rhode Island, will be used to provide video dialtone service as an alternative to cable service by early 1996.

     See also discussion of Federal Regulatory Matters in Part II, Management's Discussion and Analysis of Results of Operations, which is incorporated herein by reference.

                       ---------------------------------

     The outcome of all refund matters as well as the time frame within which each will be resolved, is not presently determinable. As of December 31, 1994, the aggregate amount of revenues that was estimated to be subject to possible refund from all regulatory proceedings was approximately $21.4 million, plus related interest.

                       ---------------------------------

Competition
-----------

     Advances in technology, as well as regulatory and court decisions, are expanding the types of communications products and services available in the market, as well as the number of alternatives to the telecommunications services provided by the Company. Various business alliances and other undertakings were announced or consummated in the telecommunications industry in 1994 which indicate an intensifying level of competition, especially with respect to the operations of the Company. AT&T acquired, through a merger, McCaw Cellular Communications Inc. ("McCaw"), which operates in a number of areas within NYNEX's region in the Northeast. U S WEST Inc. ("U S WEST") holds a major interest in Time Warner Entertainment Co. L.P., which includes Time Warner Cable and has announced an agreement to acquire Cablevision Systems Corp. ("Cablevision"). Time Warner Cable has extensive operations in the Northeast. Cablevision, which operates in Boston plans to construct a fiber-optic network to deliver telecommunications and video services. MCI Communications Corp. ("MCI") plans to spend $2 billion to establish local fiber-optic networks in 20 major cities, including Boston offering a way to bypass the local exchange carrier, including the Company, and connect directly to MCI's long-distance network. MCI has acquired Digital Equipment Corporation's fiber optic network in New England. In certain markets in New England, the Company faces significant competition from alternative service providers with substantial resources. The Company has allowed alternative service providers to place transmission equipment in its central offices, under an arrangement known as collocation. The Company also faces increasing competition in Centrex services, long distance, WATS, billing and collection services, pay telephones, and various other services.

Employee Relations
------------------

     The Company had approximately 20,000 employees at December 31, 1994. Approximately 13,700 employees are represented by unions. Of those so represented, approximately 99% are represented by the IBEW and approximately 1% by the CWA, both of which are affiliated with the AFL-CIO.

     In 1994, collective bargaining agreements between the Company, the CWA and the IBEW were extended until August 8, 1998. These agreements were scheduled to expire on August 5, 1995. Basic wages will increase approximately 14.5%, including a 4.0% increase in August 1994, and a pension enhancement is provided to encourage early retirement. Wages will increase 4.0%, 3.5% and 3.0% in August 1995, 1996 and 1997, respectively. There may be a cost-of-living adjustment in 1997, and employees may receive added compensation for meeting service standards (in March 1996, 1997 and 1998) and for enrollment into a managed care network (in 1996 and 1997).

     For the CWA, the effective date of their agreements and the initial wage increase was April 3, 1994.

     The effective date of the agreement with the IBEW was August 5, 1994, and the initial wage increase was effective on August 7, 1994.

Item 2.  PROPERTIES

     The properties of the Company do not lend themselves to simple description by character and location of principal units.

     At December 31, 1994, the gross book value of telephone plant was $12.1 billion, consisting principally of telephone plant and equipment (89%). Other classifications include: land, land improvements and buildings (7%); furniture and other equipment (3%); and plant under construction and other (1%).

     Substantially all of the Company's central office equipment is located in buildings owned by the Company situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

     As part of the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see "Business Restructuring" above), the Company intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations.

Item 3.  LEGAL PROCEEDINGS

Contingent Liabilities Agreement
--------------------------------

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

     In January 1995, NYNEX and the other RHCs agreed to terminate the sharing arrangement among the LECs with respect to predivestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's predivestiture liabilities and with respect to AT&T's share of LEC predivestiture liabilities.

Litigation
----------

     On October 28, 1994, a lawsuit was filed in Vermont state court by a ratepayer group seeking an additional refund by the Company, with respect to 1993 and 1994 revenues, of up to $54 million. The Company and other defendants filed motions to dismiss the complaint, and on December 30, 1994, the Court dismissed the lawsuit in its entirety.

     In January 1990, Wegoland Ltd. and Howard Weiner filed an action in the United States District Court for the Southern District of New York on behalf of the telephone ratepayers of the Telephone Companies alleging violations of the Racketeer Influenced and Corrupt Organizations Act and various state laws. A substantially identical case was filed by Donna Roazen in March 1990. The defendants in these cases were NYNEX, certain of its subsidiaries, including the Company, and certain present and former officers of those companies. Plaintiffs alleged that the Telephone Companies had been charged inflated prices in transactions with their affiliates and that those prices were unlawfully reflected in the Telephone Companies' regulated rates. In November 1992, the District Court granted defendants' motions to dismiss these actions with prejudice. The United States Court of Appeals for the Second Circuit affirmed the dismissal on May 20, 1994. No further appeal was taken.

                       ---------------------------------

     While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

                       ---------------------------------

     On November 15, 1993, NYNEX and the Company filed suit in the United States District Court for the District of Maine seeking an order declaring that section 533(b) of the Cable Communications Policy Act of 1984 is unconstitutional and permanently enjoining the United States from enforcing section 533(b) against NYNEX. Section 533(b) prohibits NYNEX from providing video programming to subscribers in areas where the Telephone Companies provide service. On December 8, 1994, the court issued an opinion and order declaring that section 533(b) is unconstitutional and stating that it will enjoin the enforcement of section 533(b) against NYNEX and its subsidiaries within the NYNEX service area. The Department of Justice has appealed.

                                    PART II
ITEM 6.  SELECTED FINANCIAL DATA


Dollars in Millions                     1994     1993     1992     1991     1990
                                       -------  -------  -------  -------  -------

    Operating revenues                 $4,202   $4,070   $3,922   $3,806   $3,732

    Operating expenses                 $3,309   $3,773   $3,009   $3,177   $2,927

    Interest expense                   $  163   $  175   $  190   $  191   $  195

    Earnings before cumulative
     effect of change in accounting
     principle                         $  474   $  106   $  487   $  317   $  429

    Cumulative effect of change in
     accounting for postemployment
     benefits, net of taxes            $   -    $  (25)  $  -     $  -     $  -

    Net income                         $  474   $   81   $  487   $  317   $  429

    Telephone plant - net              $6,633   $6,577   $6,532   $6,503   $6,504

    Total assets                       $8,281   $8,271   $8,335   $8,239   $8,078

    Long-term debt                     $2,165   $2,164   $2,211   $2,113   $2,117

    Share owner's equity               $3,069   $3,019   $3,351   $3,187   $3,188

    Capital expenditures+              $  877   $  819   $  782   $  751   $  868

    Return to equity                    15.25%    2.38%   14.77%    9.70%   13.67%

    Ratio of earnings to fixed
     charges++                           5.00     1.34     4.39     3.08     3.84

    Network access lines in
     service (in thousands)             6,101    5,906    5,721    5,604    5,544

   The results for 1994 include $168 million of pretax charges ($111 million after-tax) for pension enhancements for employees who elected to leave the Company during the year under retirement incentives (see Management's Discussion and Analysis of Results of Operations). The results for 1993 reflect the effects of pretax charges of $619 million ($376 million after-tax) for business restructuring, primarily related to efforts to redesign operations and incremental costs associated with work force reductions (see Management's Discussion and Analysis of Results of Operations). The results for 1991 reflect the effects of pretax charges of $193 million ($122 million after-tax) for operational restructuring related to force reduction programs.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

Business Restructuring
----------------------

PURPOSE OF RESTRUCTURING
Externally, rapid changes in technology and regulation are opening New England Telephone and Telegraph Company's (the "Company") markets to competitors (see State and Federal Regulatory Matters). As there are more communications alternatives available to customers, and their expectations for better quality and service at lower prices are rising, it is possible that competitors can serve parts of the Company's market at lower costs. Business restructuring resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce cost savings necessary for the Company to operate in an increasingly competitive environment.

1993 RESTRUCTURING CHARGES
As a result of the planned business restructuring, 1993 results include pretax charges of approximately $619 million ($376 million after-tax) comprised of $395 million in employee termination costs, $83 million of process re-engineering charges, and $141 million for the Company's allocation of Telesector Resources Group, Inc. ("Telesector Resources") business restructuring charges.

Employee Termination Costs: In 1993, approximately $201 million of pretax charges was recorded for employee severance payments and approximately $194 million of pretax charges was recorded for postretirement medical costs (total after-tax charges of $240 million) for the work force reductions. The severance charges included salary, payroll taxes, and outplacement costs to be paid under provisions of the Company's force management plan for management employees and terms of collective bargaining agreements for nonmanagement employees. At December 31, 1993, the expected work force reductions by year were as follows:


                 1994   1995   1996   Total
                 -----  -----  -----  -----
Management       1,000    200    100  1,300
Nonmanagement    1,700  1,700  1,600  5,000
                 -----  -----  -----  -----
Total            2,700  1,900  1,700  6,300
                 =====  =====  =====  =====

Process Re-engineering: Approximately $83 million of the 1993 charges ($51 million after-tax) consists of costs associated with re-engineering the way service is delivered to customers, including operating the Company and New York Telephone Company ("New York Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX Corporation ("NYNEX") intends to decentralize the provision of residence and business customer service throughout the region, create regional businesses to focus on unique markets, and centralize numerous operations and support functions. Included in this amount are:


(Dollars in Millions)            1994   1995   1996   Total
                                 -----  -----  -----  -----
Systems redesign                 $   5  $   8  $   -    $13
Work center consolidation            3     10      1     14
Branding                            19      -      -     19
Relocation                           8      7      -     15
Training                             9     12      -     21
Re-engineering implementation        -      1      -      1
                                 -----  -----  -----    ---
Total                            $  44  $  38  $   1    $83
                                 =====  =====  =====    ===

Systems redesign is the cost of developing new systems, processes and procedures to realize operational efficiencies and enable the Company to reduce work force levels. Commencing in 1994, certain specific new systems development initiatives were begun to facilitate implementation of process re-engineering initiatives. These projects consist of radical changes in the applications and systems supporting business functions. The redesign of these business functions is an integral part of the restructuring plan, and all the costs associated with these projects are incremental to ongoing operations. Specifically, only software purchases and external contractor expenses, which are normally expensed in accordance with Company policy, were included in the 1993 restructuring charges for the following business processes:


(Dollars in Millions)    1994   1995   1996   Total
                         -----  -----  -----  -----
Customer contact         $   -  $   3  $   -    $ 3
Customer operations          5      5      -     10
                         -----  -----  -----    ---
Total                    $   5  $   8  $   -    $13
                         =====  =====  =====    ===

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

Work center consolidation costs are incremental costs associated with establishing work teams in fewer locations to take advantage of lower force levels and system efficiencies, such as lease termination costs from the date premises are vacated, moving property to new locations and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with the restructured business operations. Relocation costs are required to move personnel to different locations due to work center consolidations and include employee home sale and purchase expenses, moving expenses, travel and lodging expenses, and other costs based on the Company's relocation guidelines and the provisions of collective bargaining agreements. Training costs are for training nonmanagement employees on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan and include tuition, out of pocket course development and administrative costs, facilities charges, and related travel and lodging. This training reflects broadening of job skills that will permit one employee to perform tasks formerly performed by several employees. Re-engineering implementation costs are incremental costs to complete the various re-engineering initiatives.

Costs Allocated from Telesector Resources: Approximately $141 million of restructuring charges ($86 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. The following items were included in these charges:


                                    1994   1995   1996   Total
                                   ------  -----  -----  -----
(Dollars in Millions)
Severance                          $  38*  $   4  $   2   $ 44
Postretirement medical benefits       16       2      1     19
Systems re-engineering                35      31      4     70
Re-engineering implementation          9       9      4     22
Work center consolidation              -       3      -      3
                                   -----   -----  -----   ----
Total                              $  98   $  49  $  11   $158
                                   =====   =====  =====   ====

* 1994 includes $17 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

1994 ADDITIONAL CHARGES
During 1994, the Company reached new agreements with the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") (see "Collective Bargaining Agreements" below) which provided for retirement incentives. The Company also announced retirement incentives for its management employees. The retirement incentives credit employees with an additional six years toward both their age and their length of service for the purpose of determining pension eligibility and benefits. The management and nonmanagement incentives are intended to provide a voluntary means to implement a portion of the planned work force reductions of approximately 6,300 employees by the end of 1996. Postretirement medical costs will be increased on a per employee basis, because these incentives resulted in more individuals qualifying for lifetime medical coverage than under the 1993 force reduction plan. Other retiree costs include vacation buyout and outplacement costs.

The retirement incentives will be offered at different times through 1996 according to local force requirements and are expected to generate additional charges over that period of time as employees elect to leave the business, under retirement incentives rather than under the 1993 force reduction plan. Much of the cost of the retirement incentives will be funded by NYNEX's pension plans. In 1994, $168.1 million of pretax charges ($111.2 million after-tax) was recorded, primarily for the incremental cost of retirement incentives for 1,580 employees who left the Company and for the Company's allocation from Telesector Resources for its retirement incentives.

The components of the $168.1 million pretax charges are $84.4 million ($57.0 million after-tax) for pension enhancements, $47.6 million ($32.3 million after tax) for associated postretirement medical costs and $36.1 million ($21.9 million after-tax) allocated to the Company from Telesector Resources for its retirement incentives and related postretirement medical costs.

CURRENT STATUS OF BUSINESS RESTRUCTURING
Employee Reductions: Due to additional time required to negotiate with the CWA and IBEW, the number of employees leaving the Company during 1994 was less than originally planned, reflecting a delay, but not a decrease, in the total number of employees expected to leave. The actual number of work force reductions in 1994 and the revised expectation for 1995 and 1996 are as follows:


                  1994   1995   1996   Total
                 ------  -----  -----  -----
Management         885*    415      -  1,300
Nonmanagement      840   2,100  2,060  5,000
                 -----   -----  -----  -----
Total            1,725   2,515  2,060  6,300
                 =====   =====  =====  =====

* Includes 145 management employees who transferred from the Company to Telesector Resources and subsequently left in 1994 under the pension enhancements.

Advances in technology and streamlined processes are expected to make it possible for a smaller work force to maintain the same size network. As a result, force reductions will continue in areas where redesigned processes can meet customer service requirements with fewer people. The analysis of operations and work processes resulted in recommendations for specific process and system changes, and force reductions were identified as a result. This, in turn, will enable the Company to reduce expenses.

The reserves established for severance in 1993 have been, and will continue to be, primarily transferred to the pension liability on a per employee basis as a result of employees' leaving under the retirement incentives as opposed to severance provisions of the 1993 force reduction plan. The severance reserves utilized and the application of the postretirement medical liability established in 1993 for those employees are detailed in the 1994 column below under "Retirement Incentives." Assuming that employees will continue to leave under the retirement incentives, the expected utilization of severance reserves and the application of the postretirement medical liability established in 1993 have been revised from the expectations previously reported under the 1993 force reduction plan as follows:


(Dollars In Millions)       1993 Force Reduction Plan     Retirement Incentives *
                            --------------------------    ------------------------
                             1994   1995   1996  Total    1994** 1995  1996  Total
                            -----  -----  -----  -----    ----   ----  ----  -----
  Severance
  ---------
  Management                $  80  $  11  $   9  $100     $ 70   $30   $ -   $100
  Nonmanagement                51     38     12   101       10    30    61    101
                            -----  -----  -----  ----     ----   ---   ---   ----
  Total                     $ 131  $  49  $  21  $201     $ 80   $60   $61   $201
                            =====  =====  =====  ====     ====   ===   ===   ====
  Postretirement Medical
  ----------------------
  Management                $  35  $   4  $   4  $ 43     $ 31   $12   $ -   $ 43
  Nonmanagement                73     56     22   151       11    53    87    151
                            -----  -----  -----  ----     ----   ---   ---   ----
  Total                     $ 108  $  60  $  26  $194     $ 42   $65   $87   $194
                            =====  =====  =====  ====     ====   ===   ===   ====

* The revised expected utilization for severance reserves and the application of the postretirement medical liability per year is based on 1994 actual experience for the year and, therefore, updates the amounts disclosed during 1994 in the Quarterly Reports on Form 10-Q.

** The severance reduction amount is comprised of $62 million of severance reserves transferred to the pension liability on a per employee basis and $6 million utilized for other retiree costs. In addition, the severance and postretirement medical reductions include $12 million and $5 million, respectively, which was transferred from the Company to Telesector Resources to cover the severance and postretirement medical costs associated with approximately 145 employees who transferred from the Company to Telesector Resources and subsequently left in 1994 under the pension enhancements.

Process Re-engineering: The actual 1994 utilization of reserves with revised expected utilization for 1995 and 1996 is as follows:


(Dollars In Millions)            1994   1995   1996   Total
                                 -----  -----  -----  -----
Systems redesign                 $   -  $  25  $   -    $25
Work center consolidation            1      8      7     16
Branding                            12      6      -     18
Relocation                           -      2      -      2
Training                             -      8      9     17
Re-engineering implementation        -      4      1      5
                                 -----  -----  -----    ---
Total                            $  13  $  53  $  17    $83
                                 =====  =====  =====    ===

Systems redesign: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems to permit development of multi-tasking capabilities. A higher degree of complexity and additional functionality required by real time, interactive systems contributed to the increase. The actual utilization in 1994 and the revised expected utilization in 1995 and 1996 of the systems redesign reserves are as follows:


(Dollars In Millions)    1994   1995   1996   Total
                         -----  -----  -----  -----
Customer contact         $   -  $   6  $   -    $ 6
Customer operations          -     19      -     19
                         -----  -----  -----    ---
Total                    $   -  $  25  $   -    $25
                         =====  =====  =====    ===

Work center consolidation was delayed in 1994 because of additional time required to negotiate agreements with the CWA and the IBEW. Until agreements were reached (see Collective Bargaining Agreements below), the movement of employees could not begin. Branding will require additional time to complete. The 1994 reduction in the reserve for branding includes approximately $6 million to reflect a revised estimate of 1994 branding costs. Relocation of employees has been significantly revised due to the increase in work centers and terms of the union agreements. Training was delayed due to the timing of the union agreements and the higher degree of complexity of the systems redesign; total expected costs were decreased due to the planned use of more in-house training. Re-engineering implementation cost more than expected because of an expanded work effort for the initiatives and the related retention of outside consultants.

Costs allocated from Telesector Resources: The actual 1994 utilization of reserves with revised expected utilization for 1995 and 1996 is as follows:


(Dollars In Millions)             1994   1995   1996   Total
                                 ------  -----  -----  -----
Severance                        $  44*  $   -  $   -   $ 44
Postretirement medical costs        19       -      -     19
Systems re-engineering              29      41      -     70
Re-engineering implementation       14       8      -     22
Work center consolidation            -       2      1      3
                                 -----   -----  -----   ----
Total                            $ 106   $  51  $   1   $158
                                 =====   =====  =====   ====

* 1994 includes $17 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

Cost Savings
During the third and fourth quarters of 1994, the Company began to realize significant expense savings associated with force reductions. The Company experienced a $22 million reduction in wages as a result of approximately 1,580 employees leaving primarily under retirement incentives. In addition, there was a $16 million reduction in costs allocated from Telesector Resources as a result of expense savings associated with its force reductions.

Collective Bargaining Agreements
--------------------------------

On March 24, 1994, an agreement was reached with the CWA to extend through August 8, 1998 the collective bargaining agreement that was to expire on August 5, 1995. The agreement was ratified in May 1994. A similar agreement was reached with and ratified by the IBEW in August 1994. Under the terms of the new agreements, there will be basic wage increases of 10.5% during the life of the agreements. The wage rates will increase 4.0%, 3.5%, and 3.0% in August 1995, 1996 and 1997, respectively. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of Company-initiated "process change", an enhanced educational program and incentives to improve service quality.

State Regulatory Matters
------------------------

Massachusetts  On April 14, 1994, the Company filed comprehensive tariff
-------------
provisions with the Massachusetts Department of Public Utilities ("MDPU") as part of an Alternative Regulatory Plan to govern the Company's Massachusetts intrastate operations. The Company's filing proposes the following: (1) regulation of the Company for a period of ten years from the date of MDPU approval under a price framework; (2) pricing rules that limit the Company's ability to increase both overall average prices and specific rate elements, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes; (3) no earnings restriction; (4) a cap on the monthly rates for residence services until August 2001; (5) an increase of $2.50 monthly in the credit on exchange services for Lifeline customers; (6) investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts; (7) quality of service commitments; (8) rate reductions for switched access services; and (9) a new streamlined standard of regulation governing the review of tariff filings. On May 24, 1994, the MDPU ruled that the Company's filing would be treated as a petition for alternative regulation and, consequently, the MDPU's review is not subject to the statutory suspension period. Hearings concerning the Company's filing concluded in November 1994, and final briefs were submitted in January 1995. A decision by the MDPU is pending.

In June 1990, the MDPU issued an order in Phase III of a proceeding that culminated a five-year investigation into the Company's rates, costs and revenues. The order calls for the gradual restructuring of local and long distance rates within the state, with the objective of moving prices for services closer to the costs of providing them. This is accomplished through an annual transitional filing of new rates by the Company. At the time the rates are established, revenue neutrality is maintained. The Company's first, second and third transitional filings became effective on November 15, 1991,

January 15, 1993, and April 14, 1994, respectively (see Operating Revenues below). On June 14, 1994, the MDPU granted the Company's motion to defer further transitional filings pending the outcome of the alternative regulation proceeding.

New Hampshire  On June 30, 1994, the New Hampshire Public Utilities Commission
-------------
("NHPUC") approved the Company's proposed toll rate reduction targeted at small and medium volume usage customers, effective August 5, 1994. The annual revenue effect of the toll rate reduction is estimated to be approximately $7.1 million. Effective with billing periods on and after June 15, 1994, the Company was granted authority to impose a late payment charge on overdue residence and business customer balances, with an annual revenue effect of $2.5 million. The NHPUC previously approved, effective January 31, 1994, a Company-requested toll rate reduction targeted at high and medium volume usage customers, with an annual revenue effect of $3.5 million.

Rhode Island  In August 1992, the Rhode Island Public Utilities Commission
------------
("RIPUC") approved a Price Regulation Trial ("PRT") that provides the Company with significantly increased pricing and earnings freedom through 1995 and calls for specific investment and service-quality commitments by the Company. As a part of the PRT, the Company makes an annual filing, with overall price increases capped by a formula indexing Rhode Island prices to the Gross National Product Price Index, adjusted for productivity and exogenous factors. The PRT allows the Company to continue moving the prices of its services closer to the costs of providing them. The Company's 1993 filing, effective January 15, 1994, resulted in an overall revenue reduction of approximately $3.2 million for 1994, resulting from decreases in long distance revenues partially offset by increases in local service revenues. The Company's most recent annual filing became effective January 15, 1995. The filing effects an overall revenue reduction of approximately $445,000 for 1995 with numerous price adjustments. Under the PRT the Company must apply a one-time credit to customers' bills of 50% of any earnings between 12.25% and 19.25% return on equity and 100% of any earnings in excess of 19.25% return on equity. On March 1, 1995, the Company filed with the RIPUC a statement of its 1994 Rhode Island intrastate earnings, proposing no 1994 shared earnings credit.

Vermont  On February 6, 1995, the Vermont Public Service Board ("VPSB"), on
-------
motions for reconsideration, amended its earlier order in the Company's Price Regulation Plan proceeding to remove additional pricing restrictions and to permit the Company to modify or exit the Price Regulation Plan during its term. As with the VPSB's earlier order, the proposed changes would not restrict the Company's earnings during the four-year term of the plan but would impose a higher productivity factor and a narrow definition of exogenous costs in the price regulation formula, and additional quality of service standards. On March 8, 1995, the Company notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, the Company would continue under rate of return regulation.

In the related proceeding to examine the Company's level of earnings, on February 6, 1995, the VPSB issued an order, on motions for reconsideration of its October 5, 1994 order, recalculating certain aspects of the required annual revenue reduction, the net effect of which remained approximately $15 million. The reduction is retroactive to December 29, 1993, the date the VPSB opened the proceeding. Among the adjustments ordered was a reversal of the VPSB's previous position on depreciation rates and the approval of stipulated depreciation parameters, with the result that the adjustment previously taken by the Company in response to the VPSB's October 5th order must be reversed and reserves adjusted to conform with the February 6th order. In 1994, the Company reduced local operating revenues by approximately $15 million for subsequent refunds to Vermont customers for the period from December 29, 1993 through December 31, 1994 (see Operating Revenues and Operating Expenses below). A date for refunds to customers will be set once the VPSB completes supplemental hearings on rate reduction design issues. On March 6, 1995, the Company filed an appeal of certain portions of the VPSB's February 6 order with the Vermont Supreme Court.

Federal Regulatory Matters
--------------------------

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

In 1992, the Telephone Companies implemented a plan to unify their interstate access rates which, including the effect of the Company's annual price cap tariff filings, resulted in a decrease in the Company's interstate access revenues of approximately $4 million during the tariff period ending June 30, 1992, an increase of approximately $88 million during the tariff period ending July 1, 1993, a decrease of approximately $25 million during the tariff period ending June 30, 1994 and will result in a decrease of approximately $0.3 million during the tariff period ending June 30, 1995. The Telephone Companies implemented a phase-in payment plan in 1992 and 1993 in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. A substantial portion of the increase in the Company's access revenues during those tariff periods was offset by the payment plan. With unification of interstate rates, the Telephone Companies report one unified interstate rate of return to the FCC, which will be the basis for determining any possible refund obligations due to overearnings as well as any need to increase interstate rates due to underearnings under the price cap plan.

Tariff revisions were filed by the Telephone Companies with the FCC on September 1, 1994 and amended on December 19, 1994, to amend price cap indexes to reflect additional exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The filing as amended reflected $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. The filing follows a July 12, 1994 decision of the Court of Appeals overturning the FCC's prior order denying exogenous treatment of additional OPEB costs. On December 29, 1994, the FCC's Common Carrier Bureau (the "Bureau") issued an order allowing the proposed rates to go into effect December 30, 1994, subject to an investigation and accounting order. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

Following the FCC's adoption of physical collocation rules in September 1992 and 1993, the Company filed Special Access Expanded Interconnection tariffs in February 1993 and Switched Transport Expanded Interconnection tariffs in November 1993. On June 10, 1994, the United States Court of Appeals for the District of Columbia Circuit overturned the FCC's physical collocation rules.
On July 25, 1994, the FCC adopted rules making physical collocation optional but requiring virtual collocation where physical collocation is not offered. The Company decided to continue offering physical collocation.

Operating Revenues
------------------

Operating revenues for the year ended December 31, 1994 increased $132.0 million, or 3.2%, over the same period last year. The increase in total operating revenues is comprised of the following:


                               Increase (Decrease)
                              (Dollars in Millions)
     Local service                    $ 84.9
     Long distance                     (21.7)
     Network access                     51.7
     Other                              17.1
                                      ------
                                      $132.0
                                      ======

Local service revenues are earned from the provision of local exchange, local private line and local public network services. Local service revenues increased $84.9 million due principally to: (1) increased customer demand of approximately $64 million, evidenced by growth in access lines and growth in sales of calling features such as caller identification, call waiting and touch-tone services, (2) a net increase of approximately $23 million in local service rates primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994, (3) a $4 million increase in local directory assistance revenues resulting from the recognition of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems, (4) a $9 million increase primarily due to the 1994 recognition of revenues deferred in 1993 that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993 and (5) a $15 million decrease resulting from a deferral of revenues in 1994 for subsequent refund to Vermont customers as required by an October 1994 VPSB order. (See State Regulatory Matters above.)

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. Long distance revenues decreased $21.7 million due principally to: (1) a $25 million decrease in long distance rates primarily attributable to the implementation of the third transitional filing of a restructuring of Massachusetts rates effective April 14, 1994, (2) an $8 million decrease resulting from reductions in New Hampshire long distance rates, (3) a $5 million decrease due to reductions in Rhode Island long distance rates attributable to the Price Regulation

Trial, (4) a $4 million increase in long distance directory assistance revenues resulting from the recognition of previously deferred revenues pursuant to a regulatory agreement with the State of Massachusetts to offset expenses to enhance E911 systems and (5) a net increase of approximately $12 million resulting from increased message toll service usage partially offset by decreases in private line revenues and wide area telecommunications revenues primarily due to increased competition and customer shifts to lower priced services offered by the Company. (See State Regulatory Matters above.)

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Network access revenues increased $51.7 million due principally to a $58 million increase in switched access revenues partially offset by a $6 million decrease in special access revenues. Switched access revenues increased as a result of a $68 million increase in network demand and an $8 million increase due to revenue adjustments which included $3 million for the 1994 recognition of revenues previously deferred for postretirement medical costs. These increases were partially offset by a net decrease of approximately $18 million primarily attributable to interstate rate decreases. The decline in special access revenues was due principally to decreased demand of approximately $3 million resulting from increased competition and customer shifts to lower priced services offered by the Company and a reduction in interstate rates of approximately $2 million. (See Federal Regulatory Matters above.)

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. Other revenues increased $17.1 million due principally to an $11 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company resulting from higher estimated pretax earnings from the directories published pursuant to the agreement and to a $6 million increase in revenues from inside wire related charges and voice messaging services.

Operating Expenses
------------------

Operating expenses decreased $463.5 million, or 12.3%, from 1993. The decrease in total operating expenses is comprised of the following:


                                          Increase(Decrease)
                                        (Dollars in Millions)
                                         -------------------
Depreciation and amortization                $  39.9
Taxes other than income taxes                  (20.5)
All other:
 Business restructuring charges
  recorded in 1994                             168.6
 Business restructuring charges
  recorded in 1993                            (619.3)
 Employee related costs                        (36.5)
 Other operating expenses                        4.3
                                             -------
                                            $ (463.5)
                                            ========

Depreciation and amortization increased $39.9 million due principally to a $33 million increase due to revised intrastate depreciation rates in Massachusetts effective July 1993 and a $31 million increase associated with increased depreciable plant investment. These increases were partially offset by the reversal of $15 million which represents an adjustment of prior year estimates for cost of removal (net of salvage) for electromechanical switching equipment in Massachusetts, Maine and Rhode Island and a decrease of $9 million resulting from implementation of revised intrastate depreciation rates in Vermont in September 1994 retroactive to January 1, 1994 (see State Regulatory Matters above).

Taxes other than income taxes, which include gross receipts taxes, property taxes and other non-income based taxes, decreased $20.5 million principally due to the reversal in 1994 of a 1993 accrual of $9 million as a result of unasserted municipal assessments and a $2 million net decrease in Massachusetts property taxes.

Business restructuring charges recorded during 1994 consisted of incremental costs related to pension enhancements (see Business Restructuring above).

Business restructuring charges recorded in the fourth quarter of 1993 consisted of incremental costs associated with work force reductions, re-engineering, and costs related to consolidation of work locations (see Business Restructuring above).
Employee related costs, which consist primarily of wages, payroll taxes and employee benefits, decreased $36.5 million. The decrease was principally due to a $19 million net decrease in benefit expenses primarily attributable to: (1) a $29 million decrease attributable to the elimination of an assumed benefit improvement and greater than anticipated return on pension assets, (2) a $10 million decrease resulting from an accrual in 1993 for a supplemental executive retirement plan, (3) a $12 million increase resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan, (4) a $3 million net increase in medical costs primarily attributable to an $11 million increase in medical costs for retirees principally due to the requirements of the collective bargaining agreements and other medical plan amendments partially offset by an $8 million decrease in medical costs for active employees due principally to a reduction in the work force attributable to the Company's force reduction program and the transfer of employees to Telesector Resources, and (5) a $3 million increase in sickness disability costs. Wages and payroll taxes decreased a net $18 million principally due to a reduction in the work force attributable to the Company's force reduction program and the transfer of approximately 400 employees to Telesector Resources as part of the single enterprise organization partially offset by increases in salary and wage rates. (see Other operating expenses below).

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $4.3 million. The increase was principally due to: (1) a $14 million net increase in charges from affiliated companies primarily attributable to the increase in Telesector Resources' contracted and centralized services, the transfer of approximately 400 employees from the Company to Telesector Resources (see Employee related costs above) and increases in salaries and wage rates, partially offset by decreases due to Telesector Resources' force reduction program, (2) a $7 million increase in right-to-use fees resulting from increased software purchases, (3) a $7 million increase resulting from capitalization in 1993 of certain 1992 engineering charges, (4) an $8 million increase in sales commissions due to increased commission rates and promotion of new products, (5) a $7 million increase in the Provision for uncollectible revenues and (6) a $4 million increase in contract engineering due to an increase in generic switch conversions and installation of software enhancements. These increases were partially offset by: (1) a $13 million decrease in the loss associated with bad debt expense realized pursuant to the provision of the billing and collection contract primarily with AT&T Corp., (2) an $11 million decrease due to the completion of equal access amortization in 1993, (3) an $8 million decrease resulting from an adjustment of prior years' group medical costs (4) a $7 million decrease in advertising expense due to addition of advertising programs in 1993 for new products including voice messaging and caller identification services and (5) a $5 million decrease due to the Company's contractual share of a predivestiture AT&T liability recorded in 1993.

Other Income (Expense) - Net
----------------------------

Other income (expense) - net increased $67.8 million over the same period last year due principally to a $55 million increase resulting from completion in 1993 of the transition plan with New York Telephone to phase in the earnings impact of the unified tariff access rate structure and to a $24 million increase due to higher expense in 1993 for the interstate portion of call premiums and other charges associated with the refinancing of long-term debt. These increases were partially offset by a $12 million decrease due to interest received in 1993 on refunds of Massachusetts taxes.

Interest Expense
----------------

Interest expense decreased $12.0 million from the same period last year primarily due to a decrease in average interest rates resulting from long-term debt refinancings in 1993.

Income Taxes
------------

Income taxes increased $307.3 million from the same period last year principally due to an increase in taxable income and a lower level of excess deferred tax reversals due primarily to a 1993 one-time benefit of $23 million representing adjustments of prior year estimates of depreciation on capitalized overheads and of the reversal of excess deferred taxes, using the average rate assumption method, which had been deferred at a rate higher than the current statutory rate.

Financing
---------

At December 31, 1994, the Company had $500 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

Item 8.  FINANCIAL STATEMENTS

Report of Management
--------------------

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

The financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of share owner's and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audit were valid and appropriate.

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


                      Richard A. Jalkut
                      President and Chief Executive Officer


                      Mel Meskin
                      Vice President - Finance and Treasurer

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Share Owner and Board of Directors of
New England Telephone and Telegraph Company:

We have audited the financial statements and financial statement schedule of New England Telephone and Telegraph Company listed in Item 14(a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New England Telephone and Telegraph Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes A and D to the financial statements, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits in 1993.



                                         Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 8, 1995

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                              Dollars In Millions


                                              For the Year Ended December 31,
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------

OPERATING REVENUES
------------------
 Local service                                $1,897.2    $1,812.3    $1,721.9
 Long distance                                   736.3       758.0       783.0
 Network access (Note (J))                     1,210.9     1,159.2     1,088.1
 Other (Notes (J) and (K))                       357.8       340.7       328.9
                                              --------    --------    --------
   Total operating revenues                    4,202.2     4,070.2     3,921.9
                                              --------    --------    --------

OPERATING EXPENSES (Note (P))
------------------
 Maintenance and support                       1,168.0     1,202.9     1,053.8
 Depreciation and amortization                   872.6       832.7       827.9
 Marketing and customer services                 564.3       664.5       531.8
 Taxes other than income taxes (Note (L))        107.1       127.6       105.9
 Provision for uncollectible revenues             55.9        49.3        52.0
 Other                                           541.6       896.0       437.8
                                              --------    --------    --------
   Total operating expenses                    3,309.5     3,773.0     3,009.2
                                              --------    --------    --------

Operating income                                 892.7       297.2       912.7

Other income (expense) - net                      12.8       (55.0)        4.5

Interest expense                                 163.0       175.0       189.7
                                              --------    --------    --------

Earnings before Income taxes and
 cumulative effect of change in
 accounting principle                            742.5        67.2       727.5
                                              --------    --------    --------

Income taxes
 Federal                                         215.2       (41.0)      194.4
 State                                            53.0         1.9        46.5
                                              --------    --------    --------
   Total income taxes (Note (C))                 268.2       (39.1)      240.9
                                              --------    --------    --------

Earnings before cumulative effect
    of change in accounting principle            474.3       106.3       486.6

Cumulative effect of change in accounting
  for postemployment benefits, net of
   taxes (Note (D))                                  -       (25.0)          -
                                              --------    --------    --------

NET INCOME                                    $  474.3    $   81.3    $  486.6
                                              ========    ========    ========

RETAINED EARNINGS
-----------------
 Beginning of year                            $  929.9    $1,262.0    $1,121.8
   Net income                                    474.3        81.3       486.6
   Dividends declared                           (424.3)     (413.4)     (346.4)
                                              --------    --------    --------
 End of year                                  $  979.9    $  929.9    $1,262.0
                                              ========    ========    ========

See accompanying notes to financial statements.

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                              Dollars In Millions


                                                    December 31,
                                                 ------------------
                                                   1994      1993
                                                 --------  --------
ASSETS
------

Current assets:
 Cash                                            $    9.1  $   11.2
 Receivables
   Affiliates (Note (K))                             18.8      14.5
   Trade and other (net of allowance of $50.9
     and $46.2, respectively) (Note (J))            785.4     718.0
 Deferred income taxes                              109.9     120.6
 Deferred charges (Note (C))                         82.6      99.5
 Inventory                                           49.4      57.6
 Prepaid expenses and other                          18.2      69.6
                                                 --------  --------

    Total current assets                          1,073.4   1,091.0
                                                 --------  --------

Telephone plant - net (Note (E))                 6,632.9   6,577.2

Deferred charges and other (Notes (C) and (D))     574.8     602.8
                                                --------  --------


  TOTAL ASSETS                                  $8,281.1  $8,271.0
                                                ========  ========

See accompanying notes to financial statements.

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                              Dollars In Millions


                                                    December 31,
                                                 ------------------
                                                   1994      1993
                                                 --------  --------

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
 Accounts payable
   AT&T (Note (J))                               $   92.9  $   86.7
   Affiliates (Note (K))                            407.0     404.3
   Compensated absences                              86.6      78.9
   Trade and other                                  468.8     422.1
 Short-term debt (Note (H))                          53.8     158.5
 Dividends payable                                  106.1     103.4
 Taxes accrued                                       46.0      26.5
 Advance billing and customers' deposits             20.1      18.2
 Interest accrued                                    38.0      37.8
                                                 --------  --------
    Total current liabilities                     1,319.3   1,336.4
                                                 --------  --------

Long-term debt (Notes (F) and (G))                2,165.4   2,164.0
Deferred income taxes                               773.2     841.7
Unamortized investment tax credits                   91.9     115.4
Other long-term liabilities and deferred
 credits (Notes (C) and (D))                        862.3     794.5
                                                 --------  --------
    Total liabilities                             5,212.1   5,252.0
                                                 --------  --------

Commitments and contingencies (Notes (I), (N) and (O))

Share owner's equity:
 Common stock - one share,
   without par value                              2,089.1   2,089.1
 Retained earnings                                  979.9     929.9
                                                 --------  --------
     Total share owner's equity                   3,069.0   3,019.0
                                                 --------  --------

 TOTAL LIABILITIES AND SHARE OWNER'S EQUITY      $8,281.1  $8,271.0
                                                 ========  ========

See accompanying notes to financial statements.

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                              Dollars In Millions


                                               For the Year Ended December 31,
                                              ----------------------------------
                                                 1994        1993        1992
                                              ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $  474.3    $   81.3     $ 486.6
                                               --------    --------     -------
Adjustments to reconcile Net Income to net
   cash provided by operating activities:
   Depreciation and amortization                  872.6       832.7       827.9
   Allowance for funds used during
       construction - equity component             (9.0)       (7.7)       (6.1)
   Changes in operating assets and
       liabilities:
     Receivables                                  (71.7)        3.3        19.7
     Inventory                                      8.2         9.1        (3.1)
     Deferred income taxes                         10.7       (83.3)      (37.3)
     Deferred charges                              16.9         5.5        34.2
     Prepaid expenses and other                    51.4       (29.7)       (1.0)
     Accounts payable                              63.3       301.9       (18.1)
     Taxes accrued                                 19.5       (21.9)      (18.4)
     Advance billing and
       customers' deposits                          1.9        (0.9)        2.3
     Interest accrued                               0.2        (7.6)       (1.3)
     Deferred income taxes and Unamortized
       investment tax credits                     (92.0)     (106.4)      102.2
     Other long-term liabilities and
       deferred credits                            67.8       162.0      (113.9)
     Other-net                                    (12.5)       94.4       (45.0)
                                               --------    --------     -------
Total adjustments                                 927.3     1,151.4       742.1
                                               --------    --------     -------
Net cash provided by operating
       activities                               1,401.6     1,232.7     l,228.7
                                               --------    --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          (876.9)     (819.0)     (781.5)
   Advances to NYNEX                                  -        82.0       (82.0)
                                               --------    --------     -------

Net cash used in investing activities            (876.9)     (737.0)     (863.5)
                                               --------    --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                           (104.3)      159.4       (95.0)
   Dividends paid to NYNEX                       (421.6)     (409.2)     (345.4)
   Issuance of long-term debt                         -       669.5       372.4
   Repayment of long-term debt and
       capital leases                              (0.9)       (1.1)     (246.5)
   Debt refinancings and call
       premiums                                       -      (915.8)      (57.1)
                                               --------    --------     -------
Net cash used in financing activities            (526.8)     (497.2)     (371.6)
                                               --------    --------     -------
Net decrease in cash                               (2.1)       (1.5)       (6.4)
Cash at beginning of year                          11.2        12.7        19.1
                                               --------    --------     -------
Cash at end of year                            $    9.1    $   11.2     $  12.7
                                               ========    ========     =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(A) Accounting Policies

Basis of Presentation
---------------------

New England Telephone and Telegraph Company (the "Company") is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX") and primarily provides exchange telecommunications and exchange access services. The financial statements for 1993 and 1992 have been reclassified to conform to the current year's format.

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

The major components of non-plant regulatory net assets (liabilities) at December 31, 1994 and 1993 are as follows:


                           December 31,
Dollars In Millions        1994    1993
-------------------       ------  -------
Compensated absences      $ 56.5  $ 57.4
Deferred pension costs     119.3   131.4
Refinancing costs           72.3    78.0
Deferred taxes               0.6    (3.5)
Other                       12.1    17.5
                          ------  ------

         Total            $260.8  $280.8
                          ======  ======

The Company has a 33 1/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New York Telephone Company ("New York Telephone") which is a wholly-owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

Cash
----

The Company's cash management policy is to make funds available in banks when checks are presented. At December 31, 1994 and 1993, the Company had recorded in Accounts payable - Trade and other checks outstanding but not presented for payment of $69.4 and $33.0 million, respectively.

Inventory
---------

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant
---------------

Telephone plant is stated at its original cost.

When depreciable plant is disposed of, the carrying amount, salvage, and the cost to remove such plant are charged to accumulated depreciation.

Depreciation rates used by the Company are prescribed by the FCC and by the various state commissions (the "commissions") for interstate operations and for intrastate operations, respectively. All rates are calculated on a straight-line basis using the concept of "remaining life." The represcription process requires the Company to perform a detailed study using actual and estimated factors to develop future life expectancy of telephone plant investments, including technological evolution, competition, asset utilization, modernization plans and regulatory commitments. Both the Company and the commissions' staffs submit factors deemed appropriate to permit asset recovery. The commissions select the one they believe to be the most appropriate from among these alternatives. Utilizing these factors, new depreciation rates are set to enable the Company to recover costs of plant additions as well as to permit the prospective recovery of deficiencies in existing depreciation reserve balances as a result of shorter asset lives to be utilized on a going forward basis. The represcription process occurs on a triennial basis and includes the commissions and the Company. Once new depreciation rates are set, the commissions may take rate actions to permit the Company to recover costs if deemed necessary. In 1993, revised interstate depreciation rates were approved by the FCC. Revised intrastate depreciation rates were effective November 1, 1992 for Rhode Island, January 1, 1993 for New Hampshire, July 1, 1993 for Massachusetts and January 1, 1994 for Vermont. The application of the interstate and intrastate rates resulted in average effective composite rates of 7.5%, 7.3% and 7.4% for 1994, 1993 and 1992, respectively.

The quantification of the difference between recorded depreciation and depreciation that would have been recorded in accordance with generally accepted accounting principles for an entity not subject to the provisions of Statement No. 71 cannot be precisely estimated at this time, but is expected to be between $1.0 and $1.5 billion.

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

Computer Software Costs
-----------------------

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

Refinancing Charges
-------------------

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

Income Taxes
------------

NYNEX and its subsidiaries, including the Company, file a consolidated Federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the consolidated group's taxable income and tax credits.

Deferred income taxes are provided to reflect the effect of temporary differences in the recognition of revenue and expenses for financial reporting and income tax purposes.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), which superseded Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." The effect of implementing Statement No. 109 on the Company's financial position and results of operations was not significant. Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse. However, for the Company, the treatment of excess deferred taxes resulting from the reduction of federal tax rates in prior years is subject to federal income tax and regulatory rules.

Deferred income tax provisions of the Company are based on amounts recognized
for rate-making purposes.   The Company recognizes a deferred tax liability and
establishes a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives.

Statement No. 71 requires the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they will be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reverses excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets.

For other excess deferred taxes, the commissions generally allow amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes.

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

(B) Receivables - Affiliates

At December 31, 1992, the Company had advances to NYNEX of $82.0 million included in Receivables-Affiliates which was principally due to the investment by NYNEX of a portion of the proceeds from the long-term debt issued by the Company on December 9, 1992. On January 19, 1993, these proceeds were used for the redemption of $175 million of the Company's Thirty-Nine Year 8 5/8% Debentures, due September 1, 2009.

(C) Income Taxes

The components of income tax expense (benefit) are as follows:


Dollars In Millions              1994     1993*     1992
-------------------             -------  --------  -------
Federal:
  Current                       $297.0   $ 206.5   $230.6
  Deferred - net                 (58.3)   (219.0)    (8.6)
  Deferred tax credits - net     (23.5)    (28.5)   (27.6)
                                ------   -------   ------
                                 215.2     (41.0)   194.4
                                ------   -------   ------
State:
  Current                         59.6      38.2     45.4
  Deferred - net                  (6.6)    (36.3)     1.1
                                ------   -------   ------
                                  53.0       1.9     46.5
                                ------   -------   ------
    Total                       $268.2   $ (39.1)  $240.9
                                ======   =======   ======

* Does not include the deferred tax benefit of $14.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

The increase in 1994 deferred tax expense was due principally to the partial reversal of temporary differences associated with the Company's 1993 restructuring charges (see Note (P)).

In 1993, the total tax benefit includes $23.1 million representing a one-time benefit from adjustments of prior year estimates of depreciation on capitalized overheads and of the reversal of excess deferred taxes. The total deferred tax benefit includes $187.7 million due to the Company's restructuring charges (see Note (P)). Additional 1993 decreases resulted from the adoption of a new accounting standard related to postretirement benefits (see Note (D)).

A reconciliation between federal income tax expense (benefit) computed at the statutory rate and the Company's effective tax expense (benefit) is as follows:


Dollars In Millions                           1994     1993*    1992
-------------------                          -------  -------  -------
Federal income tax expense
computed at statutory rate                   $259.9     23.5   $247.4

a. Amortization of excess
   deferred federal income
   taxes due to the change
   in the tax rates                           (18.1)   (39.0)   (20.7)

b. Amortization of investment
   tax credits over the life
   of the assets which gave
   rise to the credits                        (23.5)   (28.5)   (27.8)

c. Depreciation of certain taxes and
   payroll-related construction costs
   capitalized for financial statement
   purposes, but deducted for income
   tax purposes in prior years                  7.4      5.9     14.2

d. Allowance for funds used during
   construction, which is excluded
   from taxable income, net of
   applicable depreciation                     (0.1)    (0.7)    (1.1)

e. State income taxes,
   net of federal tax benefit                  34.5      1.2     30.7

f. Other items - net                            8.1     (1.5)    (1.8)
                                             ------   ------   ------

Income tax expense (benefit)                 $268.2   $(39.1)  $240.9
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

The components of current and long-term deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:


                                          December 31,
                                       ------------------
Dollars In Millions                      1994      1993
-------------------                    --------  --------
Deferred tax assets
 Employee benefits                     $  277.3  $  221.4
 Restructuring charges                     72.6     112.1
 Unamortized investment tax credits        53.5      64.4
 Other                                     43.6      32.3
                                       --------  --------
                                          447.0     430.2
                                       --------  --------

Deferred tax liabilities
 Depreciation and amortization            978.0   1,014.9
 Employee benefits                         57.1      57.1
 Other                                     75.3      79.3
                                       --------  --------
                                        1,110.4   1,151.3
                                       --------  --------
Net deferred tax liabilities           $  663.4  $  721.1
                                       ========  ========

At December 31, 1994 and 1993, the Company recorded approximately $209.7 and $223.4 million, respectively, in deferred taxes representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. The Company recorded a corresponding regulatory asset in deferred charges for these items, representing amounts that will be recovered through the rate-making process. These deferrals have been increased for the tax effect of future revenue requirements and will be amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

The Company recorded a regulatory liability at December 31, 1994 and 1993 of approximately $225.4 and $246.3 million, respectively, in Other long-term liabilities and deferred credits and Accounts payable - Trade and other. A substantial portion of the regulatory liability relates to the reduction in the statutory federal income tax rate in 1986 and unamortized ITC. These liabilities have been increased for the tax effect of future revenue requirements.

(D) Employee Benefits

Pensions
--------

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

Total pension (benefit)/cost for 1994, 1993 and 1992 was $(87.0), $(51.0) and $2.2 million, respectively, of which $1.5 million was deferred in 1992 as a result of state regulatory decisions that required pension expense to be equivalent to amounts contributed to the Plans. Deferral of pension cost was discontinued in 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement Benefits Other Than Pensions below). The pension benefit for 1994 and 1993 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels. At December 31, 1994 and 1993, the Company had recorded $335.4 and $276.7 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1994 and 1993 include a discount rate of 8.5% and 7.5%, respectively, and an increase in future compensation levels of 4.5% in both years for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1994, 1993 and 1992. Periodically, the Plans have been amended to increase the level of plan benefits. The actuarial projections included herein anticipate plan improvements in the future.

As a result of planned work force reductions, the Company incurred additional pension costs of $145.9 million, comprised of a charge for special termination benefits of $215.9 million and a curtailment gain of $70.0 million, in 1994 due to employees leaving under retirement incentives. These pension costs were partially offset by 1993 severance reserves of $61.5 million which were transferred to the pension liability.

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

Postretirement Benefits Other Than Pensions
-------------------------------------------

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"). Statement No. 106 changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. The Company is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1994 and 1993 for the Company was $157.1 and $143.0 million, respectively.

The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement No. 106 cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in the Annual Report for the year ended December 31, 1994 filed by NYNEX.

The actuarial assumptions used to determine the December 31, 1994 and 1993 obligations for postretirement benefit plans under Statement No. 106 include the following: discount rate of 8.5% and 7.5%, respectively; weighted average expected long-term rate of return on plan assets of 8.4% in both years; weighted average salary growth rate of 4.2% in both years; medical cost trend rate of 12.6% grading down to 4.5% in 2008 and 14.3% grading down to 4.5% in 2008, respectively; and dental cost trend rate of 4.5% grading down to 3.0% in 2002 and 5.0% grading down to 3.0% in 2002, respectively.

As a result of planned work force reductions, the Company recorded an additional $193.9 million of postretirement benefit cost in 1993 accounted for as a curtailment. In 1994, under work force reduction retirement incentives, the Company incurred additional postretirement benefit costs of $84.8 million, comprised of a curtailment loss of $66.4 million and a charge for special termination benefits of $18.4 million. These postretirement benefit costs were partially offset by $37.2 million which was previously accrued for in 1993.

Total costs of providing benefits for retired employees and their families was $63.7 million in 1992.

With respect to interstate treatment, on July 12, 1994, the U.S. Court of Appeals for the District of Columbia Circuit overturned the FCC's January 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106. Tariff revisions were filed by the Company and New York Telephone (collectively the "Telephone Companies") with the FCC on September 1, 1994, and amended on December 19, 1994, to amend price cap indices to reflect additional exogenous costs recognized under Statement No. 106. The filing as amended reflected, for the Telephone Companies, $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. On December 29, 1994, the FCC's Common Carrier Bureau (the "Bureau") issued an order allowing the proposed rates to go into effect December 30, 1994, subject to an investigation and an accounting order. Commencing December 30, 1994, the Company began collecting these revenues, subject to possible refund pending resolution of the Bureau's investigation.

With respect to intrastate treatment, in 1993, the Company implemented an accounting plan as previously discussed with the regulatory commissions in each of the states in which it operates for regulatory accounting and rate-making treatment. The plan provided for: (1) immediate adoption of both Statement No. 106 and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("Statement No. 87") on a revenue requirement neutral basis, (2) amortization of existing deferred pension costs within a ten-year period and (3) discontinuance of additional deferrals of Statement No. 106 and Statement No. 87 costs. In December 1994, the Company amortized $12.1 million of deferred pension costs according to this accounting plan. Approval of the plan is still pending in the State of Rhode Island.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred a portion of excess pensions assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1993 and 1994. The assets in the VEBA Trusts consist primarily of equity securities and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Postemployment Benefits
-----------------------

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112") in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $39.1 million ($25.0 million after-tax). In 1994, the effect of Statement No. 112 did not result in periodic expense materially different from the expense recognized under the prior method.

(E) Telephone Plant - Net

The components of Telephone plant-net are as follows:


                                                       December 31,
                                                   --------------------
Dollars In Millions                                  1994       1993
-------------------                                ---------  ---------
Buildings                                          $   817.0  $   771.0
Telephone plant and equipment                       10,682.2   10,241.8
Furniture and other equipment                           65.4       64.4
Other                                                  329.5      294.1
                                                   ---------  ---------
Total depreciable property, plant and equipment     11,894.1   11,371.2
Less:  accumulated depreciation                      5,451.8    5,013.9
                                                   ---------  ---------
                                                     6,442.3    6,357.3
Land                                                    36.4       36.3
Plant under construction and other                     154.2      183.6
                                                   ---------  ---------
Total Telephone plant - net                        $ 6,632.9  $ 6,577.2
                                                   =========  =========

(F) Long-term Debt

Interest rates and maturities on long-term debt outstanding are as follows:


                                                 December 31,
                              --------------------------------------------------
Dollars In Millions            Interest Rates   Maturities    1994       1993
-------------------           ----------------  ----------  ---------  ---------
Debentures                    4  1/2% - 4 5/8%  1999-2005   $  155.0   $  155.0
                              6  1/8% - 7 7/8%  2006-2022      525.0      525.0
                              6  7/8% -     9%  2023-2031      700.0      700.0
Notes                         5 1/20% - 8 5/8%  1997-2003      800.0      800.0
Unamortized discount - net                                     (16.9)     (18.8)
                                                             --------   --------
                                                              2,163.1   2,161.2
Long-term capital lease
 obligations                                                      2.3       2.8
                                                             --------  --------
Total long-term debt                                         $2,165.4  $2,164.0
                                                             ========  ========

In 1997 and 1998, $175 and $100 million, respectively, of the Notes will mature. In 1999, $100 million of the Notes and $45 million of the Debentures will mature.

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

At December 3l, l994, the Company had $500.0 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

(G) Fair Value of Financial Instruments

The estimated fair value of Long-term debt is based on quoted market prices. Estimated fair values of financial instruments, where different than the carrying amounts, are as follows:


                          December 31,
                       ------------------
Dollars In Millions      1994      1993
-------------------    --------  --------
Long-term debt
--------------

Carrying amount        $2,163.1  $2,161.2
Fair value             $1,987.4  $2,252.7

(H) Short-term Debt

Short-term debt and related weighted average interest rates are as follows:


                                                        Weighted Average
                                                         Interest Rates
                                       ----------------  ---------------
Dollars In Millions                      December 31,     December 31,
-------------------                    ----------------  ---------------
                                        1994     1993     1994    1993
Advances from NYNEX                    $ 55.1   $159.4    6.06%   3.37%
Other                                    (1.3)    (0.9)  10.18%  10.21%
                                       ------   ------
Total short-term debt                  $ 53.8   $158.5
                                       ======   ======

Dollars In Millions                      1994     1993     1994    1993
-------------------                      ----     ----     ----    ----
Average amount of advances from
 NYNEX outstanding during the year+    $135.2   $127.7    4.35%#  3.26%#
Maximum amount of advances from
 NYNEX payable at
 any month end during the year         $234.9   $311.7

# Computed by dividing the aggregate related interest expense by the average daily face amount of advances.
+ Computed by dividing the sum of the aggregate principal amounts outstanding each day during the year by the total number of calendar days in the year.

Interest expense on advances from NYNEX was $5.9, $4.2 and $0.9 million in 1994, 1993 and 1992, respectively.

(I) Lease Commitments

The Company leases certain facilities and equipment used in its operations. Rental expense was $68.3, $68.5 and $74.5 million for 1994, 1993 and 1992, respectively. At December 31, 1994, the minimum lease commitments under noncancelable operating and capital leases for the periods shown are as follows:


Dollars In Millions
-------------------
Year                                           Operating  Capital
----                                           ---------  -------
1995                                              $ 52.7     $1.0
1996                                                36.6      0.9
1997                                                35.0      0.9
1998                                                33.3      0.9
1999                                                30.7      0.7
Thereafter                                         300.3      0.6
                                                  ------     ----
Total minimum lease payments                      $488.6      5.0
                                                  ======
Less:  executory costs                                        1.5
                                                             ----
Net minimum lease payments                                    3.5
Less:  interest                                               0.8
                                                             ----
Present value of net minimum lease payments                  $2.7
                                                             ====

(J) Transactions with AT&T Corp.

In 1994, 1993 and 1992, AT&T Corp. ("AT&T") provided approximately 14%, 15% and 15%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables, with recourse, up to a contractual limit.

(K) Transactions with Affiliates

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax support and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed.
Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1994, 1993 and 1992, the Company recorded allocated costs of $21.2, $51.9 and $48.5 million, respectively, in connection with these services. The reduction of allocated costs in 1994 is due to the transfer of approximately 540 employees from NYNEX to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources performs data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. Prior to 1993, the costs of these services were allocated to the Telephone Companies based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1994, 1993 and 1992, the Company recorded charges from Telesector Resources of $718.0, $670.3 and $590.3 million, respectively, for data processing services and materials related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials related charges to the Company in 1994, 1993 and 1992 were approximately $242.7, $255.4 and $240.3 million, respectively. Telesector Resources acts as a purchasing agent for the Company for directly shipped materials and supplies. During 1994, 1993 and 1992, total agency purchases by Telesector Resources amounted to $132.1, $123.6 and $120.6 million, respectively. In addition, in 1994 and 1993, approximately $36.1 and $140.8 million, respectively, of restructuring charges ($21.9 and $85.5 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. The increase in overall allocated costs in 1994 is due to the transfer of approximately 400, 540 and 565 employees from the Company, NYNEX and New York Telephone, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1994, 1993 and 1992, the Company recorded charges of $39.8, $42.1 and $42.7 million, respectively, for services provided by Bellcore.

In 1992, the FCC permitted the Telephone Companies to unify their interstate access rates. As a result of the unified rate structure, the Company experienced an interstate rate increase and New York Telephone experienced an offsetting interstate rate decrease. The Telephone Companies implemented a phase-in payment plan ("transition plan") in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. The transition plan was completed in 1993. In 1993 and 1992, the Company made transition payments of $55 million and $18 million, respectively, to New York Telephone.

The Company has an agreement with NYNEX Information Resources Company ("Information Resources") pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For the years ended December 31, 1994, 1993 and 1992, licensing fees, included in Other revenues, amounted to $167.8, $156.7 and $159.0 million, respectively.

(L) Taxes Other Than Income Taxes

Taxes other than income taxes consist of:



Dollars In Millions     1994    1993    1992
-------------------    ------  ------  ------

Property               $ 78.1  $ 98.6  $ 78.9
Gross receipts           25.5    24.8    23.4
Other                     3.5     4.2     3.6
                       ------  ------  ------
     Total             $107.1  $127.6  $105.9
                       ======  ======  ======

(M) Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":


                                                      For the Years Ended
                                                          December 31
                                              ----------------------------------
Dollars In Millions                            1994          1993           1992
-------------------                            ----          ----           ----
Income tax payments                           $279.1         $329.2         $283.9
Interest payments                             $160.9         $179.0         $187.0
Noncash item excluded from the Statement
  of Cash Flows related to the transfer of
  ownership of real estate from NYNEX to
  the Company                                 $    -         $    -         $ 24.2


(N) Revenues Subject to Possible Refund

Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1994, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $21.4 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

(O) Litigation and Other Contingencies

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

(P) Business Restructuring

In 1994, the Company recorded approximately $168 million of pretax charges primarily for the cost of pension enhancements for approximately 1,580 employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.
The components of the $168 million pretax charges are as follows: $84 million for pension enhancements, $48 million for associated postretirement medical benefits, $19 million for charges allocated to the Company from Telesector Resources for its pension enhancements and $17 million for its associated postretirement medical benefits. The 1994 restructuring charges of $168 million were included in the Income Statements in Other operating expenses.

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


                                             For the quarter ended,
Dollars In Millions             March 31,   June 30,  September 30,  December 31
-------------------             ----------  --------  -------------  -----------
1994
----
Operating revenues               $1,052.7   $1,051.5  $1,047.4       $1,050.6
Operating income                 $  263.7   $  201.7  $  274.2       $  153.1
Net income                       $  144.7   $  105.4  $  152.7       $   71.5

1993
----
Operating revenues               $1,010.1   $1,016.5  $1,027.0       $1,016.6
Operating income                 $  275.9   $  250.8  $  240.5       $ (470.0)
Earnings (loss)before
 cumulative effect of change
 in accounting principle         $  140.2   $  131.9  $  114.7       $ (280.5)
Cumulative effect of change
 in accounting for
 postemployment benefits,
 net of taxes                    $  (25.3)  $      -  $    0.3       $      -
Net income (loss)                $  114.9   $  131.9  $  115.0       $ (280.5)

Results for the second, third and fourth quarters of 1994 include $54.3, $6.7 and $107.1 million, respectively, of pretax charges for pension enhancements, which were reflected in operating expenses. The after-tax effect of these charges was $34.7, $4.5 and $72.0 million in the second, third and fourth quarters, respectively. See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations and Note (P) "Business Restructuring" for further discussion of these charges.

Results for the fourth quarter of 1994 include $23.9 million of pretax credits to pension and medical expense associated with plan amendments and favorable plan experience which was reflected in operating expenses. The after-tax effect of these benefits was an increase in net income of $14.9 million, of which $3.7 million was applicable to the fourth quarter.

Results for the first quarter of 1993 include the adoption of Statement No. 112 (see Note (D), "Employee Benefits", for further discussion). Results for the third quarter of 1993 reflect the effect of the increase in the statutory corporate federal income tax rate (see Note (A), "Accounting Policies - Income Taxes", for further discussion). Results for the fourth quarter of 1993 reflect the effects of $619 million of pretax charges for business restructuring, including re-engineering operations and force reductions, which were reflected in operating expenses. The after-tax effect of these charges was a reduction in net income of approximately $376 million. See the section entitled "Business Restructuring" included in Management's Discussion and Analysis of Results of Operations and Note (P), "Business Restructuring", for further discussion of these charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 During 1994 and 1993, the Company did not change its auditors.

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     FORM 8-K

(a)  Documents filed as part of this Annual Report on Form 10-K.
     -----------------------------------------------------------

                                                         Pages in This
                                                        Annual Report On
                                                            Form 10-K
                                                        ----------------
  (1) Financial Statements filed as part of this report are listed in the Table of Contents on page 2 and contained in Item 8 herein.

  (2) Financial Statement Schedule.  The following
      ----------------------------
      financial statement schedule of the Registrant is included herein in response to Item 14:

      II - Valuation and Qualifying Accounts...                51

  Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.


  (3) Exhibits.  Exhibits identified in parentheses below, on file
      --------
       with the SEC, are   incorporated herein by reference as exhibits hereto.

Exhibit
Number
-------

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

Exhibit
Number
-------

(10)(ii)(B)2 Service Agreement concerning provision by Telesector Resources Group, Inc. to New England Telephone and Telegraph Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No.
              (19)(i)1 to the Registrant's filing on Form SE, dated March 23, 1993, File No. 1-1150.

(23)  Consent of Independent Accountants.

(24)  Powers of attorney.

(b)   Reports on Form 8-K.
      -------------------

      The Company's Current Report on Form 8-K, date of report December 8, 1994 and filed December 22, 1994, reporting on Item 5.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            New England Telephone and Telegraph Company



                            By          Mel Meskin
                               ----------------------------
                               Mel Meskin, Vice President-
                                  Finance and Treasurer


                                       March 24, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Richard. A. Jalkut*        President and Chief Executive Officer

Principal Financial and
  Accounting Officer:

Mel Meskin                 Vice President-Finance and Treasurer


Directors:

Lilyan H. Affinito*
Joseph A. Califano*
Arnold J. Eckelman*
Thomas F. Gilbane, Jr.*
Ronald A. Homer*
Alice Stone Ilchman*
Richard A. Jalkut*
John F. X. Mannion*           *By         Mel Meskin
                                 -------------------
Jane E. Newman*                  (Mel Meskin, as attorney-in-fact,
Donald B. Reed*                   and on his own behalf as
Paul L. Snyder*                   Principal Financial and
Ira Stepanian*                    Accounting Officer)
Frank J. Tasco*                             March 24, 1995

                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                          FINANCIAL STATEMENT SCHEDULE
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars In Millions)

COLUMN A                          COLUMN B                  COLUMN C                COLUMN D      COLUMN E
--------                        ------------  -----------------------------------  -----------  ------------
                                                            ADDITIONS
                                              -----------------------------------
                                 Balance at   Charged to Costs       Charged to                   Balance at
                                Beginning of    and Expenses       Other Accounts   Deductions      End of
Description                        Period                                                           Period
                                ------------  ----------------     --------------  -----------  ------------
Allowance for Uncollectibles

    Year 1994.................      46.2           55.9                54.8 (a)       106.0 (b)      50.9

    Year 1993.................      40.6           49.3 (c)            50.9 (a)(c)     94.6 (b)      46.2 (c)

    Year 1992.................      24.4           52.0                63.3 (a)        99.1 (b)      40.6

Restructuring

    Year 1994.................     286.9            -                   -              93.9         193.0

    Year 1993.................      33.2          284.7 (c)             -              31.0         286.9 (c)

    Year 1992.................     106.7            -                   -              73.5          33.2

(a)  Includes amounts to establish a reserve for purchased accounts receivable.

(b) Amounts written off as uncollectible. Amounts previously written off are credited directly to this account when recovered.

(c) Amounts for 1993 have been reclassified to conform to the current year's format.