Form 10-Q
period 1995-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1995-05-09
CIK 71344

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark one)
  ---
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---           OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995


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

                 PART I - FINANCIAL INFORMATION
           STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In millions) (Unaudited)
                                                     For the
                                               Three Months Ended
                                                     March 31,
                                                  1995     1994
OPERATING REVENUES
 Local service                                $  479.3 $  470.2
 Long distance                                   172.2    193.4
 Network access                                  317.9    298.9
 Other                                            84.2     90.2
  Total operating revenues                     1,053.6  1,052.7

OPERATING EXPENSES
 Maintenance and support                         282.0    305.0
 Depreciation and amortization                   227.8    219.8
 Marketing and customer services                 125.7    146.3
 Taxes other than income taxes                    31.7     23.5
 Provision for uncollectible revenues             14.7     12.2
 Other                                           132.0     82.2
  Total operating expenses                       813.9    789.0

Operating income                                  239.7   263.7

Other income (expense) - net                        3.2     2.7

Interest expense                                   40.3    40.2

Earnings before Income taxes                      202.6   226.2

Income taxes
 Federal                                           64.5    66.1
 State                                             14.1    15.4
   Total income taxes                              78.6    81.5

Net Income                                     $  124.0 $ 144.7

RETAINED EARNINGS
 Beginning of period                           $  979.9 $ 929.9
   Net income                                     124.0   144.7
   Dividends declared                            (110.6) (106.0)
 End of period                                 $  993.3 $ 968.6




         See accompanying notes to financial statements.

Form 10-Q Part I                New England Telephone and Telegraph Company

                         BALANCE SHEETS
                          (In millions)
                                             March 31,    December 31,
                                                1995          1994
                                             (Unaudited)
ASSETS

Current assets:
 Cash                                     $     6.9      $     9.1
 Receivables (net of allowance of             819.4          804.2
  $54.5 and $50.9, respectively)
 Deferred income taxes                         98.6          109.9
 Deferred charges                              76.1           82.6
 Inventory                                     48.8           49.4
 Prepaid expenses and other                    32.0           18.2
   Total current assets                     1,081.8        1,073.4

Telephone plant - at cost                  12,245.5       12,084.7
 Less: accumulated depreciation             5,607.1        5,451.8
                                            6,638.4        6,632.9

Deferred charges and other                    561.4          574.8

 TOTAL ASSETS                             $ 8,281.6      $ 8,281.1

LIABILITIES AND SHARE OWNER'S EQUITY

Current liabilities:
 Accounts payable
   Affiliates                             $   416.6      $   407.0
   Trade and other                            603.7          648.3
 Short-term debt                                0.5           55.6
 Dividends payable                            110.7          106.1
 Taxes accrued                                120.9           46.0
 Advance billing and customers' deposits       21.0           20.1
 Interest accrued                              45.5           38.0
   Total current liabilities                1,318.9        1,321.1

Long-term debt                              2,163.9        2,163.6
Deferred income taxes                         746.8          773.2
Unamortized investment tax credits             88.8           91.9
Other long-term liabilities
 and deferred credits                         880.8          862.3
  Total liabilities                         5,199.2        5,212.1

Commitments and contingencies
 (Notes (f) and (g))

Share owner's equity:
 Common stock-one share, without par value  2,089.1        2,089.1
 Retained earnings                            993.3          979.9
   Total share owner's equity               3,082.4        3,069.0

TOTAL LIABILITIES AND SHARE OWNER'S EQUITY $8,281.6       $8,281.1

         See accompanying notes to financial statements.

Form 10-Q Part I                New England Telephone and Telegraph Company

                    STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)

                                                     For The
                                                 Three Months Ended
                                                     March 31,
                                                   1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $ 124.0 $ 144.7
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                    227.8   219.8
 Allowance for funds used during
  construction - equity componen t                 (1.9)   (2.0)
 Changes in operating assets and liabilities:
   Receivables                                     15.2   (16.0)
   Deferred income taxes                           11.3    15.0
   Deferred charges                                 6.5     5.6
   Inventory                                        0.6    13.6
   Prepaid expenses and other                     (13.8)   33.9
   Accounts payable                               (35.0)  (19.2)
   Taxes accrued                                   74.9    64.5
   Advance billing and customers' deposits          0.9     2.5
   Interest accrued                                 7.5     7.3
 Deferred income taxes and Unamortized
  investment tax credits                          (29.5)  (17.7)
 Other long-term liabilities and
  deferred credits                                 18.5    (9.3)
 Other - net                                        4.8    (3.1)
Total adjustments                                 287.8   294.9

Net cash provided by operating activities         411.8   439.6

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                            (222.1) (245.5)
 Advances to NYNEX                                (30.6)     -

Net cash used in investing activities            (252.7) (245.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                              (55.1)  (92.8)
 Dividends paid to NYNEX                         (106.1) (103.4)
 Repayment of long-term debt and capital leases    (0.1)   (0.3)

Net cash used in financing activities            (161.3) (196.5)

Net decrease in cash                               (2.2)   (2.4)
Cash at beginning of period                         9.1    11.2
Cash at end of period                           $   6.9 $   8.8

         See accompanying notes to financial statements.

Form 10-Q Part I                New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(b) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At March 31, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $42.0 million.

(c)  RECEIVABLES - At March 31, 1995, the Company had advances to
NYNEX of $30.6 million included in Receivables.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement
No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(e) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":

                                                     For the
                                                Three Months Ended
                                                     March 31,
                                                  1995       1994
(In millions)
Income tax payments (refunds)                   $36.6    $(16.9)
Interest payments                               $29.9    $ 31.0

(f) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of March 31, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $24.3 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.



Form 10-Q Part I                New England Telephone and Telegraph Company


            NOTES TO FINANCIAL STATEMENTS (Continued)
                           (Unaudited)


(g) LITIGATION AND OTHER CONTINGENCIES - Various legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.









































Form 10-Q Part I           New England Telephone and Telegraph Company


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

RESULTS OF OPERATIONS

For the three months ended March 31, 1995 and 1994, net income was $124.0 and $144.7 million, respectively. Results for the first quarter of 1995 included an after-tax charge of $20.9 million for pension enhancements, for approximately 320 employees who elected during the quarter to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements. A portion of the year-end 1993 accrual for severance was utilized on a per employee basis, and the incremental costs of the pension enhancements were recorded.
Results for the first quarter of 1994 did not include charges for retirement incentives.

Operating revenues increased $0.9 million over the first quarter of 1994 principally due to the net effect of: (1) growth in access lines and usage, (2) a reduction in directory licensing agreement revenues and (3) intrastate and interstate rate reductions.

Operating expenses, excluding the pension enhancement charges, decreased $6.3 million from the first quarter of 1994, as force reductions and process re-engineering continued.

STATE REGULATORY MATTERS

Massachusetts

As previously reported (see the Company's Annual Report on Form
10-K for the year ended December 31, 1994), on April 14, 1994, the Company filed tariff provisions with the Massachusetts
Department of Public Utilities ("MDPU") as part of an Alternative
Regulatory Plan to govern the Company's Massachusetts intrastate operations. The MDPU's decision is pending.

Vermont

As previously reported (see the Company's Annual Report on Form
10-K for the year ended December 31, 1994), on February 6, 1995, the Vermont Public Service Board ("VPSB") amended its earlier order in the Company's Price Regulation Plan proceeding. On
March 8, 1995, the Company notified the VPSB of its rejection of the VPSB's proposed changes and that, accordingly, the Company would continue under rate of return regulation.

Also as previously reported, in the related proceeding to examine the Company's level of earnings, on February 6, 1995, the VPSB issued an order, recalculating certain aspects of the required annual revenue reduction, the net effect of which remained approximately $15 million, retroactive to December 29, 1993, the date the VPSB opened the proceeding. In the first quarter of 1995, the Company reduced local operating revenues by approximately $3 million for subsequent refunds to Vermont


Form 10-Q Part I                New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

customers for the period from January 1, 1995 through March 31, 1995 (see OPERATING REVENUES and OPERATING EXPENSES below). A date for refunds to customers will be set once the VPSB completes supplemental hearings on rate reduction design issues. On March
6, 1995, the Company filed an appeal of certain portions of the VPSB's February 6 order with the Vermont Supreme Court.

OPERATING REVENUES

Operating revenues increased $0.9 million over the same period last year. This increase is comprised of the following:

                                        Increase (Decrease)
                                           (In millions)
Local service                                $ 9.1
Long distance                                (21.2)
Network access                                19.0
Other                                         (6.0)
                                             $ 0.9

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The increase in Local service revenues was due principally to:
(1) increased customer demand of approximately $11 million, driven by growth in access lines and sales of calling features,
(2) a net increase of approximately $7 million in local service rates attributable to a restructuring of Massachusetts rates effective April 14, 1994, (3) a $5 million decrease due to the 1994 reversal of revenues deferred in 1993 that were in excess of the required one-time credit to customers' bills pursuant to the Rhode Island price regulation trial for 1993, and (4) a $3 million decrease resulting from the deferral of revenues during the first quarter of 1995 for subsequent refund to Vermont customers as required by a VPSB order (see STATE REGULATORY MATTERS above).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease in Long distance revenues was due principally to: (1) a $10 million decrease in long distance rates primarily attributable to the restructuring of Massachusetts rates and (2) a net decrease of approximately $10 million resulting from decreased message toll service usage and decreases in private line and wide area telecommunications revenues primarily due to increased competition and customer shifts to lower priced services offered by the Company.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. The increase in Network access revenues was due principally to a $17 million increase in switched access revenues as a result of increased demand partially offset by a $2 million reduction in interstate rates.

Form 10-Q Part I           New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The decrease in Other revenues was due principally to a $5 million decrease in revenues related to the directory licensing agreement with NYNEX Information Resources Company ("Information Resources"), as a result of Information Resources' pension enhancement costs recorded in the first quarter of 1995 which lowered their pretax earnings. In addition, there was a $5 million decrease in billing and collection revenues primarily pursuant to the contract with AT&T Corp.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 1995 increased $24.9 million, or 3.2%, over the same period last year.
This increase is comprised of the following:

                                          Increase (Decrease)
                                              (In millions)

Depreciation and amortization                  $  8.0
Taxes other than income taxes                     8.2
All other:
  Business restructuring charges
   recorded in 1995                              31.2
  Employee related                              (11.2)
  Other                                         (11.3)
                                               $ 24.9

The increase in Depreciation and amortization was due principally to a $5 million increase due to revised intrastate depreciation rates in Vermont, effective February 1995 retroactive to January 1, 1994, and a $5 million increase associated with increased depreciable plant investment.

Taxes other than income taxes include gross receipts taxes, property taxes and other non-income based taxes. The increase was due principally to an $8 million increase in property taxes primarily attributable to a 1994 reversal of a 1993 accrual as a result of unasserted municipal assessments.

Business restructuring charges recorded in 1995 consisted of incremental costs related to pension enhancements. In the first quarter of 1995, $31.2 million of pretax charges ($20.9 million after-tax) was recorded for approximately 100 management and 220 nonmanagement employees who elected during the quarter to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $24.7 million ($16.5 million after-tax) for pension enhancements, $2.0 million ($1.6 million after-tax) for associated postretirement medical benefits, $3.2 million
($2.0 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $1.3 million ($0.8 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Form 10-Q Part I           New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Employee related costs consist primarily of wages, payroll taxes and employee benefits. The decrease was due principally to a $12 million net decrease in wages and payroll taxes primarily attributable to reductions in the Company's work force due to transfers of employees to Telesector Resources associated with re-engineering the way service is delivered to customers and to the Company's force reduction program, partially offset by increases in salary and wage rates.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The decrease was principally due to: (1) a $26 million decrease in expenses primarily due to the transfer of functions to Telesector Resources (see Employee related costs above) and unusually good weather in the first quarter of 1995 and (2) a $5 million decrease in right to use fees resulting from decreased software deployment. These decreases were partially offset by a $20 million net increase in charges from affiliated companies primarily attributable to an increase in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see Employee related costs above), partially offset by decreases due to Telesector Resources' force reduction program.

INCOME TAXES

Income taxes decreased from the same period last year principally due to a decrease in taxable income, partially offset by increases resulting from a decrease in amortization of investment tax credits and a lower level of excess deferred tax reversals, using the average rate assumption method, which had been deferred at a rate higher than the current statutory rate.

Form 10-Q Part I           New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1995
The restructuring reserve balance at March 31, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $205 million. In the first quarter of 1995, the Company reduced 1993 restructuring reserves by approximately $39 million in the following categories:

            Severance
                 Management                       $8
                 Nonmanagement                     2
                 Total Severance                              $10
            Severance transferred to Telesector
             Resources                                          5
            Process Re-engineering:
              Systems redesign                     -
              Work center consolidation            -
              Branding                             -
              Relocation                           -
              Training                             -
              Re-engineering implementation        -
                 Subtotal                              $ -
              Telesector Resources' allocated
               reserves:
              Systems re-engineering              19
              Re-engineering implementation        5
              Work center consolidation            -
                 Total allocated                        24
            Total process re-engineering                       24
            Total                                             $39

The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for. $5 million was transferred from the Company to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

During the first quarter of 1995, the Company experienced a reduction in wages of approximately $18 million as well as a $10 million reduction in costs allocated from Telesector Resources as a result of employees' leaving under retirement incentives.

FINANCING

At March 31, 1995, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Form 10-Q Part II          New England Telephone and Telegraph Company

                   PART II - OTHER INFORMATION

Item 5. Other Information

      STATE REGULATORY MATTERS

      Maine

      As previously reported, (see New England Telephone and Telegraph Company's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994), on May 10, 1994, the Maine Public Utilities Commission ("MPUC") commenced a proceeding to explore alternatives to traditional rate of return regulation and an earnings investigation commenced in response to a ratepayer complaint for the Company. On May 3, 1995, the MPUC indicated its intent to reduce the Company's annual revenues by $14.3 million, to order a one-time customer credit of $2.8 million and to adopt a form of price cap regulation that would impose quality of service standards and a productivity factor more stringent than those recommended by the Company. The MPUC is expected to issue an order by May 15, 1995.

      See, also, discussion of STATE REGULATORY MATTERS in Part
      I, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      OPERATIONS.

      FEDERAL REGULATORY MATTERS

      Price Caps

      On March 30, 1995, the Federal Communications Commission ("FCC") announced interim changes in the price cap rules for local exchange carriers ("LECs") pending a further notice of proposed rulemaking that the FCC hopes to complete by early 1996. The FCC price cap formula adjusts the limits on access price levels ("price cap index" or "PCI") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Under the interim rules each LEC will choose one of three productivity factor offsets to be used in setting its price cap index. LECs adopting the highest productivity factor will retain all interstate earnings. The two other options entail sharing of earnings and will allow an LEC to achieve a maximum interstate rate of return of either 14.25% or 12.75%.

      The FCC also determined that the original 3.3% productivity factor adopted in 1991 and used since then by most LECs was understated. Accordingly, the FCC's order requires those LECs, including the Company, to make up front reductions to "reinitialize" their respective PCIs. The FCC also revised the criteria for including exogenous cost changes in the calculation of the PCI. As a result, the LECs will be required to recalculate their PCIs on a prospective basis to exclude cost increases due to changes in the accounting treatment of Other Postemployment Benefit expenses.

      The Company and New York Telephone Company (collectively, the "Telephone Companies") are scheduled to file tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the FCC. The tariffs, which are to become effective August 1, 1995, will reduce the Telephone Companies' interstate access rates by approximately $79 million for the tariff period ending June 30, 1996.

Form 10-Q Part II          New England Telephone and Telegraph Company

                   PART II - OTHER INFORMATION


      The FCC gave the LECs additional pricing flexibility in certain service categories and announced its intention to examine broader questions of regulatory reform, including the elimination of earnings sharing and a transition to a streamlined regulatory structure, in the further notice of proposed rulemaking.

      Other Federal Regulatory Matters

      Tariff revisions filed by the Telephone Companies with the FCC became effective on April 29, 1995, to recover an additional $2.3 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation (see the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

      On May 2, 1995, the Telephone Companies filed their response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association. In that response the Telephone Companies argued that no forfeitures or price cap reductions should be imposed, and that their internal processes are in compliance with the FCC's rules.

      EFFECTS OF REGULATORY ACCOUNTING

      The Telephone Companies currently account for their operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). The provisions of Statement No. 71 are followed when the regulation of an enterprise's rates is intended to permit recovery of the enterprise's costs and such rates are likely to be collected from customers. This process can create assets or liabilities solely by the action of the regulatory authorities. Under Statement No. 71, companies generally depreciate plant and equipment over lives approved by regulators. Statement No. 71 also requires deferral of certain costs and obligations based on approvals received from regulators. In the event that the recoverability of costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions, Statement No. 71 would no longer apply. NYNEX Corporation and the Telephone Companies continually assess their position and the recoverability of their telecommunications assets with respect to Statement No. 71 and believe that Statement
      No. 71 still applies. However, it is possible that events in the industry, the markets in which the Telephone Companies operate and the possible effects of regulatory and legislative initiatives could change the Telephone Companies position in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting

Form 10-Q Part II          New England Telephone and Telegraph Company

                   PART II - OTHER INFORMATION

      for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), would require the write-off of previously established regulatory assets and liabilities, including the adjustment of certain plant balances to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Telephone Companies not been subject to rate regulation. The impact of such a change would result in a material non-cash charge and would be reported as an extraordinary item. This charge could also include an adjustment to the carrying value of telephone plant if it is determined, using a projected cash flow approach, that impairment exists. While the effect of implementing Statement No. 101 cannot be precisely estimated at this time, Management believes that the total non-cash effect of the accounting change on the Company's net income would be between $0.8 and $1.2 billion.

      OTHER

      On April 13, 1995, it was announced that the seven regional holding companies ("RHCs"), including NYNEX Corporation, have decided to pursue the disposition of Bell Communications Research, Inc. ("Bellcore"). Each of the RHCs owns an equal interest in Bellcore. A final decision regarding the disposition of their interests and the structure of such a transaction will be subject to obtaining satisfactory financial and other terms and necessary approvals.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

          Exhibit
          Number
          (27) Financial Data Schedule

      (b) Reports on Form 8-K.

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



                    NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                    Mel Meskin
                                    Mel Meskin
                          Vice President - Finance and Treasurer
                      (Principal Financial and Accounting Officer)


May 9, 1995