Form 10-Q
period 1995-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1995-08-09
CIK 71344

Form 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


(Mark one)
  ---
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1995


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

                 PART I - FINANCIAL INFORMATION
           STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (In millions) (Unaudited)


                                  Three Months      Six Months
For the Period Ended June 30,   1995     1994     1995    1994

OPERATING REVENUES
 Local service              $  487.5 $  479.7 $  966.8 $  949.9
 Long distance                 173.3    185.6    345.5    379.0
 Network access                324.8    295.4    642.7    594.3
 Other                          88.9     90.8    173.1    181.0
  Total operating revenues   1,074.5  1,051.5  2,128.1  2,104.2

OPERATING EXPENSES
 Maintenance and support       273.3    288.4    555.3    593.4
 Depreciation and amortization 223.1    222.9    450.9    442.7
 Marketing and customer
  services                     148.1    139.2    273.8    285.5
 Taxes other than income taxes  31.9     29.8     63.6     53.3
 Provision for uncollectible
  revenues                      12.3     10.8     27.0     23.0
 Other                         148.7    158.7    280.7    240.9
  Total operating expenses     837.4    849.8  1,651.3  1,638.8

Operating income                237.1   201.7    476.8    465.4
Other income (expense) - net      3.4     3.5      6.6      6.2
Interest expense                 39.0    41.2     79.3     81.4

Earnings before income taxes and
 extraordinary item             201.5   164.0    404.1    390.2

Income taxes
 Federal                         64.1    46.9    128.6    113.0
 State and local                 13.7    11.7     27.8     27.1
   Total income taxes            77.8    58.6    156.4    140.1

Earnings before extraordinary
 item                           123.7   105.4    247.7    250.1

Extraordinary item for the
 discontinuance of regulatory
 accounting principles,
 net of taxes (Note (b))       (627.8)     -    (627.8)     -

NET INCOME (LOSS)            $ (504.1)$ 105.4 $ (380.1)$  250.1

RETAINED EARNINGS
 Beginning of period        $  993.3 $  968.6 $  979.9 $  929.9
  Net income (loss)           (504.1)   105.4   (380.1)   250.1
  Dividends declared          (110.7)  (106.2)  (221.3)  (212.2)
 End of period              $  378.5 $ 967.8  $  378.5 $  967.8






         See accompanying notes to financial statements.

Form 10-Q Part I            New England Telephone and Telegraph Company

                         BALANCE SHEETS
                          (In millions)
                                            June 30, December 31,
                                              1995      1994
                                           (Unaudited)
ASSETS
Current assets:
 Cash                                   $     7.9   $     9.1
 Receivables (net of allowance of $53.0
  and $50.9, respectively)                  820.0       804.2
 Deferred income taxes                      112.5       109.9
 Deferred charges                            80.1        82.6
 Inventory                                   52.4        49.4
 Prepaid expenses and other                  44.5        18.2
  Total current assets                    1,117.4     1,073.4

Telephone plant - at cost                12,276.1    12,084.7
 Less: accumulated depreciation           6,456.4     5,451.8
                                          5,819.7     6,632.9

Deferred charges and other                  136.8       574.8

 TOTAL ASSETS                           $ 7,073.9   $ 8,281.1

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
 Accounts payable
  Affiliates                            $   453.8   $   407.0
  Trade and other                           572.1       648.3
 Short-term debt                             20.8        53.8
 Dividends payable                          110.7       106.1
 Taxes accrued                               63.9        46.0
 Advance billing and customers' deposits     20.3        20.1
 Interest accrued                            39.2        38.0
  Total current liabilities               1,280.8     1,319.3

Long-term debt                             2,171.7     2,165.4
Deferred income taxes                        353.8       773.2
Unamortized investment tax credits            73.2        91.9
Other long-term liabilities
 and deferred credits                        726.8       862.3
  Total liabilities                        4,606.3     5,212.1

Commitments and contingencies (Notes (e) and (f))

Share owner's equity:
 Common stock - one share, without par
  value (Note (h))                            1.0     2,089.1
 Additional paid-in capital (Note (h))    2,088.1         -
 Retained earnings                          378.5       979.9
  Total share owner's equity              2,467.6     3,069.0

  TOTAL LIABILITIES AND SHARE OWNER'S
   EQUITY                               $ 7,073.9   $ 8,281.1


         See accompanying notes to financial statements.

Form 10-Q Part I           New England Telephone and Telegraph Company


                    STATEMENTS OF CASH FLOWS
                    (In millions) (Unaudited)


For the Six Months Ended June 30,              1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                          $ (380.1)  $ 250.1
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
 Extraordinary item, net of taxes             627.8       -
 Depreciation and amortization                450.9     442.7
 Changes in operating assets and liabilities:
  Receivables                                 (15.8)    (35.4)
  Deferred income taxes                         6.9      32.1
  Deferred charges                            (22.4)     11.5
  Inventory                                    (3.0)     15.1
  Prepaid expenses and other                  (26.3)     23.9
  Accounts payable                              5.6     (32.6)
  Taxes accrued                                17.9     (11.2)
  Advance billing and customers' deposits       0.2       2.4
  Interest accrued                              1.2      (0.4)
 Deferred income taxes and Unamortized
  investment tax credits                      (49.0)    (52.8)
 Other long-term liabilities and
  deferred credits                             65.0      38.0
 Other - net                                  (20.4)     (3.4)
Total adjustments                           1,038.6     429.9

Net cash provided by operating activities     658.5     680.0

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (407.9)   (478.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                          (34.8)      5.7
 Dividends paid to NYNEX                     (216.7)   (209.4)
 Repayment of long-term debt and
  capital leases                               (0.3)     (0.5)

Net cash used in financing activities        (251.8)   (204.2)

Net (decrease) increase in Cash                (1.2)     (2.6)
Cash at beginning of period                      9.1      11.2
Cash at end of period                        $   7.9   $   8.6





         See accompanying notes to financial statements.

Form 10-Q Part I         New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

(a) BASIS OF PRESENTATION - The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1994 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. In the second quarter of 1995, the Company discontinued using generally accepted accounting principles applicable to regulated entities (see
Note (b)).

(b) DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES - In the second quarter of 1995, the Company discontinued accounting for its operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"). As a result, the Company recorded an extraordinary non-cash charge of $627.8 million, net of income taxes of $414.2 million.

The operations of the Company no longer met the criteria for application of Statement No. 71 due to a number of factors including significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in Massachusetts, its largest operating jurisdiction, and Maine, and the ongoing efforts to achieve price regulation in its remaining jurisdictions, an intensifying level of competition, and the increasingly rapid pace of technological change. Under Statement No. 71, the Company had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. The Company had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

Form 10-Q Part I           New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

As a result of the discontinuance of Statement No. 71, the Company has implemented Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"). The Company has adjusted its telephone plant and equipment through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company not been subject to rate regulation. As a result of the increase in accumulated depreciation, gross plant was written off where fully depreciated. Non-plant regulatory assets and liabilities were eliminated from the balance sheet.

The after-tax extraordinary charge recorded consists of $472.6 million for the adjustment to telephone plant and equipment and $155.2 million for the write-off of non-plant regulatory assets and liabilities.

The net adjustment to telephone plant and equipment was a decrease of $790.1 million ($472.6 million after tax). This decrease was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed and did not identify any additional amounts not recoverable from future operations. Investment tax credits ("ITCs") are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major components of non-plant regulatory net assets which were written-off as a result of the discontinued application of Statement No. 71 are as follows:

     (In millions)            Pretax     After-tax

     Compensated absences    $ 53.0      $ 31.3
     Deferred pension costs   116.7        67.6
     Refinancing costs         70.9        46.4
     Deferred taxes             -           2.0
     Other                     11.3         7.9
     Total                   $251.9      $155.2

Upon the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities. These deferrals were amortized during the period in which the related deferred taxes were recognized in the ratemaking process. During the second quarter of 1995, tax-related regulatory net assets of $2.0 million were eliminated.

Form 10-Q Part I           New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)
Upon adoption of Statement No. 101, the Company began using estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of average asset lives before and after the discontinuance of Statement No. 71, for the most significantly affected categories of telephone plant and equipment, is as follows:

                                Average lives (in years)
                           Composite
                        Regulator-Approved      Economic
                          Asset Lives          Asset Lives

     Digital Switching        17                   12
     Circuit-Other            11                    8
     Aerial Metallic Cable    21                   17
     Underground Metallic
      Cable                   25                   15
     Buried Metallic Cable    22                   17
     Fiber                    30                   20

As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the operations of the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. The application of Statement No. 101 does not change the Company's accounting and reporting for regulatory purposes.

(c) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At June 30, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $38.2 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of June 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $27.4 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I           New England Telephone and Telegraph Company

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

(f) LITIGATION AND OTHER CONTINGENCIES - Various legal actions and regulatory proceedings are pending that may affect the Company, including matters involving Racketeer Influenced and Corrupt Organizations Act, antitrust, tort, contract and tax deficiency claims. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

(g) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting
Standards No. 95, "Statement of Cash Flows":

                                           For the
                                        Six Months Ended
                                           June 30,
     (In millions)                       1995      1994

     Income tax payments               $171.9  $121.5
     Interest payments                 $ 75.6  $ 73.8

(h) REALLOCATION OF SHARE OWNER'S EQUITY - Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $2.1 billion and such amount was reallocated to Additional paid-in capital.

(i) SUBSEQUENT EVENT - On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that decisions of the Federal Communications Commission had understated the amount of damages to be paid by the Company in connection with overearnings complaints for the period 1987-1988. The Company intends to petition the Court for rehearing.

It is probable, however, that, as a result of the Court's decision, the Company will be required to refund revenues plus interest of approximately $7.4 million. Taking into account prior accruals related to this matter, the net effect of the Court's decision will be an additional reduction of approximately $3.7 million in revenues.

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of
Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

FIRST SIX MONTHS OF 1995 AS COMPARED TO FIRST SIX MONTHS OF 1994

RESULTS OF OPERATIONS

For the six months ended June 30, 1995 and 1994, net income
(loss) was $(380.1) million and $250.1 million, respectively. Results for the first six months of 1995 include an after-tax extraordinary charge of $627.8 million for the discontinuance of Statement No. 71. Results also include an after-tax charge of $46.0 million for pension enhancements for approximately 160 management and 410 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements, and non-recurring after-tax charges of $5.4 million for accruals related to various self-insurance programs and revised benefit charges. Results for the first six months of 1994 included an after-tax charge of $34.7 million for pension enhancements for approximately 400 management employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

Operating revenues increased $23.9 million, or 1.1%, over the first six months of 1994 principally due to the net effect of growth in access lines and switched access usage, and intrastate and interstate rate reductions.

Operating expenses increased $12.5 million, or 0.8%, over the first six months of 1994. Excluding pretax pension enhancement charges of $71.5 million and $54.3 million in 1995 and 1994, respectively, and non-recurring charges of $9.0 million in 1995, operating expenses decreased $13.7 million, or 0.9%, from the first six months of 1994, as force reductions and process re-engineering continued.

OPERATING REVENUES

Operating revenues for the six months ended June 30, 1995 increased $23.9 million, or 1.1%, over the same period last year.
This increase is comprised of the following:
                                        Increase (Decrease)
                                          (In millions)

     Local service                          $16.9
     Long distance                          (33.5)
     Network access                          48.4
     Other                                   (7.9)
                                            $23.9

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The net increase was due principally to: (1) increased customer demand of $26 million, driven by growth in access lines and sales of calling features, (2) a net increase of $8 million in rates primarily attributable to a restructuring of Massachusetts rates effective April 14, 1994, (3) an $8 million decrease resulting from the deferral of revenues in 1995 for a subsequent refund to Vermont customers (see STATE REGULATORY MATTERS), (4) a $5 million decrease due to the 1994 reversal of deferred revenues that were in excess of the required credit to customers pursuant to the 1993 Rhode Island price regulation trial, and (5) a $4 million decrease as required by an order of the Maine Public Utilities Commission ("MPUC") (see STATE REGULATORY MATTERS).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. The decrease was due principally to: (1) a net $19 million decrease in demand for message toll, private line and wide area telecommunications services as a result of increased competition and customer shifts to lower priced services offered by the Company, and (2) a $15 million decrease in rates primarily attributable to the Massachusetts rates restructuring.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. There was a net $44 million increase in switched access revenues and a net
$4 million increase in special access revenues primarily due to increased demand. Certain competitive losses in long distance revenues are being mostly offset by increases in network access revenues.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. There was a $9 million decrease in billing and collection revenues primarily pursuant to the contract with AT&T Corp. and a $6 million decrease in revenues related to the directory licensing agreement with NYNEX Information Resources Company ("Information Resources"), as a result of Information Resources' pension enhancement costs recorded during the first six months of 1995 lowering their pretax earnings.

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 1995 increased $12.5 million, or 0.8%, over the same period last year.
This increase is comprised of the following:

                                          Increase (Decrease)
                                              (In millions)

Depreciation and amortization                  $  8.2
Taxes other than income taxes                    10.3
All other:
  Business restructuring charges                 17.2
  Employee related                              (29.0)
  Other                                           5.8
                                               $ 12.5

Depreciation and amortization increased principally due to:
(1) a $10 million net increase due to growth in depreciable plant investment, (2) a $6 million increase due to revised intrastate depreciation rates in Vermont, effective February 1995 retroactive to January 1, 1994 and (3) a $7 million decrease primarily attributable to revised interstate and intrastate depreciation rates. The discontinuance of regulatory accounting principles (see Note (b)) did not significantly impact depreciation and amortization in the second quarter of 1995.

Taxes other than income taxes include gross receipts taxes, property taxes and other non-income based taxes. There was an $8 million increase in property taxes primarily attributable to a 1994 reversal of accrued taxes as a result of unasserted municipal assessments.

Business restructuring charges consist of incremental costs related to pension enhancements. Pretax restructuring charges for the six months ended June 30, 1995 increased $17.2 million over the same period last year. During the first six months of 1995, $71.5 million of pretax charges ($46.0 million after-tax) was recorded for approximately 160 management and 410 nonmanagement employees who elected during the first six months of 1995 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $44.5 million
($28.9 million after-tax) for pension enhancements, $10.9 million ($7.3 million after-tax) for associated postretirement medical benefits, $10.7 million ($6.5 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $5.4 million ($3.3 million after-tax) for its associated postretirement medical benefits. During the first six months of 1994, $54.3 million of pretax charges
($34.7 million after-tax) was recorded for approximately 400 management employees who elected during the first six months of 1994 to leave under retirement incentives and for the Company's

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

allocation from Telesector Resources. The components of the pretax charges are as follows: $14.4 million ($9.8 million after-tax) for pension enhancements, $10.2 million ($6.8 million after-
tax) for associated postretirement medical benefits, $15.3 million ($9.3 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $14.4 million ($8.8 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Employee related costs consist primarily of wages, payroll taxes and employee benefits. There was a $22 million net decrease in wages and payroll taxes as a result of reductions in the Company's work force due to transfers of employees to Telesector
Resources associated with re-engineering the way service is delivered to customers (see Other operating expenses) and to the Company's force reduction program, partially offset by salary and wage rate increases. Benefit expenses decreased $7 million due principally to an $8 million decrease in pension expense attributable to changes in actuarial assumptions and a $4 million decrease associated with revised charges for postemployment benefits, partially offset by a $3 million increase resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan and a $1 million revised benefit charge for non-qualified pension plans.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The net increase was principally due to: (1) a $42 million net increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector
Resources (see Employee related costs), partially offset by decreases due to Telesector Resources' force reduction program,
(2) a $12 million increase due to non-recurring charges resulting from accruals related to various self-insurance programs; these charges reflect events that occurred this quarter and additional information made available through revised estimates and analyses completed during the second quarter, (3) a $37 million decrease in expenses primarily due to the transfer of functions to Telesector
Resources (see Employee related costs), and (4) an $11 million decrease in right to use fees resulting from decreased software deployment.

INTEREST EXPENSE

Interest expense decreased $2.1 million, or 2.6%, from the same period last year due principally to the elimination of the amortization of the intrastate portion of previously deferred refinancing costs in the second quarter of 1995 as a result of the discontinuance of regulatory accounting principles (see Note
(b)).

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

INCOME TAXES

Income taxes increased $16.3 million, or 11.6%, over the same period last year principally due to an increase in taxable income and a decrease in amortization of investment tax credits.

EXTRAORDINARY ITEM

The discontinued application of Statement No. 71 required the Company, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $627.8 million, consisting of $472.6 million to adjust the carrying amount of telephone plant and equipment and $155.2 million to write-off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, the Company utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. (See Note
(b) for additional information on the discontinuance of regulatory accounting principles.)

CURRENT STATUS OF BUSINESS RESTRUCTURING

Reserve Utilization in 1995

The restructuring reserve balance at June 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $167 million.
During the first six months of 1995, the Company utilized 1993 restructuring reserves of approximately $77 million in the following categories:

     Severance
          Management                           $13
          Nonmanagement                          3
          Total Severance                                $16
     Severance transferred to Telesector Resources        15
     Process Re-engineering:
          Systems redesign                       -
          Work center consolidation              1
          Branding                               -
          Relocation                             -
          Training                               1
          Re-engineering implementation          -
             Subtotal                               $ 2
          Telesector Resources' allocated reserves:
          Systems re-engineering                36
          Re-engineering implementation          8
          Work center consolidation              -
             Total allocated                         44
          Total process re-engineering                    46
     Total                                               $77

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued for.
$15 million was transferred from the Company to Telesector Resources to cover severance costs associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

During the first six months of 1995, the Company experienced a reduction in wages of approximately $39 million as well as a $22 million reduction in costs allocated from Telesector Resources as a result of employees' leaving under retirement incentives.

FINANCING

At June 30, 1995, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

STATE REGULATORY MATTERS

Maine

On May 15, 1995, the MPUC issued Orders in its investigation of alternatives to traditional rate of return regulation for the Company and in a related earnings investigation. The MPUC adopted a price cap plan for a five-year term, with the provision for a five-year extension after review by the MPUC. There will be no restriction on the Company's earnings. Overall average prices and specific rate elements for most services will be limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. The productivity factor adopted by the MPUC is more stringent than that recommended by the Company. The Company is to make its first annual price cap filing on December 1, 1996. The MPUC also established a service quality index with penalties to apply if service quality categories are missed. Penalties would take the form of customer rebates and are subject to annual limits of $1 million per service quality category and $10 million overall.

In the related earnings investigation, the MPUC ordered that the Company's revenues be reduced by $14.4 million annually. The
MPUC stated that the Company may use up to $4 million of the reduction "to reduce rates and/or provide additional services or equipment to libraries and schools." The MPUC also ordered a one-time customer credit of $2.8 million. The Company filed tariffs on June 1, 1995 to implement the customer credit and $10.4 million of the overall reduction. On July 31, 1995, the Company filed its proposal with respect to providing up to $4 million to Maine libraries and schools.

Form 10-Q Part II        New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Massachusetts

On May 12, 1995, the Massachusetts Department of Public Utilities
("MDPU") issued an order approving with some modifications the Alternative Regulatory Plan proposed by the Company to govern its Massachusetts intrastate operations. The principal components are as follows:

(1)The Company will be regulated under a price framework through August 2001.

(2)Pricing rules will limit the Company's ability to increase both overall average prices and specific rate elements for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus exogenous changes that affect the Company's annual revenues by at least $3 million. The productivity factor adopted by the MDPU is more stringent than that recommended by the Company.

   The MPDU also established a quality of service index and tied the Company's inability to achieve service quality standards to the level of the productivity factor. The Company's inability to meet the performance levels in any given month will result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

(3)There will be no restriction on the Company's earnings.

(4)Certain residence exchange rates will be capped through August 2001.

(5)There will be an increase of $2.50 monthly in the credit on exchange services for Lifeline customers.

(6)There will be rate reductions for switched access services.

The MDPU found, without judging the reasonableness of the investments, that the Company could proceed with its investment commitments for the public telecommunications network, including commencing the deployment of a broadband network in Massachusetts.

On July 3, 1995, the Company submitted its initial price cap filing in compliance with the MDPU's Order. Rates proposed in that filing, which result in an annual reduction of approximately
$32.8 million, will become effective on September 15, 1995, pending MDPU approval. Rate changes in the compliance filing relate to switched access services, residence optional calling plans, business local usage, and conduit attachment fees. An additional reduction of $5.3 million is associated with the Company's monthly increase of $2.50 in the Lifeline Service credit that took effect on June 11, 1995, as directed by the MDPU's Order.

Form 10-Q Part I         New England Telephone and Telegraph Company

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The MDPU's decision has been appealed to the Supreme Judicial Court of Massachusetts by AT&T Communications of New England, MCI Telecommunications Corporation and New England Cable Television Association. The Court has granted the Company's motion to intervene in each of the proceedings.

On July 6, 1995, hearings commenced in the MDPU's investigation concerning intraLATA and local exchange competition in Massachusetts.

New Hampshire

On June 30, 1995, the New Hampshire Public Utilities Commission approved the Company's proposed toll rate reduction targeted at small and medium volume usage customers, effective July 31, 1995. The annual revenue effect of the toll rate reduction is estimated to be approximately $6.8 million.

Vermont

On May 17, 1995, the Vermont Public Service Board ("VPSB") approved, with minor modifications, the Company's rate design proposal and refund methodology for the VPSB's previously ordered $15 million reduction in rates, which is retroactive to December 29, 1993. The new rates took effect on July 15, 1995. The Company began issuing refunds to customers in July 1995. Total refunds will equal approximately $23 million, including interest (see OPERATING REVENUES).

As previously reported (see the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995), the Company has appealed portions of the VPSB's order on the rate reduction and in the companion price regulation case to the Vermont Supreme Court. On June 9, 1995, the Court, on the Company's motion, remanded two issues to the VPSB for further consideration. The schedule for briefing and argument before the Court has been suspended pending the VPSB's ruling on those issues.

Form 10-Q Part I         New England Telephone and Telegraph Company

                   PART II - OTHER INFORMATION

Item 5. Other Information

       STATE REGULATORY MATTERS

       Rhode Island

       On June 27, 1995, the Rhode Island Public Utilities Commission issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. A schedule for further proceedings has not yet been finalized.

       Vermont

       On July 21, 1995, the Vermont Public Service Board began hearings in its proceeding on competition. Hearings in Phase I of the estimated three-year proceeding will address public policy issues and rules involving unbundling, cost study methodologies and the definition of universal service. A decision in Phase I is expected by the end of 1995.

       See, also, discussion of STATE REGULATORY MATTERS in Part
       I, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS.

       FEDERAL REGULATORY MATTERS

       Price Caps

       New England Telephone and Telegraph Company (the "Company") and New York Telephone Company (collectively, the "Telephone Companies") filed tariffs in May 1995 to implement the fifth annual update to the price cap rates, including the adjustments ordered by the Federal Communications Commission ("FCC") on March 30, 1995, in its interim changes to the price cap rules for local exchange carriers. The tariffs, which became effective on August 1, 1995, will reduce the Telephone Companies' interstate access rates by approximately $75.1 million for the tariff period ending June 30, 1996.

       Other Federal Regulatory Matters

       The fifth annual update to the price cap rates included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation (see the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

Form 10-Q Part II        New England Telephone and Telegraph Company

                   PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)  Exhibits.

       Exhibit
       Number

       (27) Financial Data Schedule

       (b)  Reports on Form 8-K.

            The Company's Current Report on Form 8-K, date of report May 12, 1995 and filed May 24, 1995, reporting on Item 5.

Form 10-Q                New England Telephone and Telegraph Company








                           SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                          John Diercksen
                                          John Diercksen
                                            Controller











August 8, 1995