Form 10-Q
period 1995-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1995-11-13
CIK 71344

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)
  ---
   X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995


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
                                        ---       ---

Form 10-Q Part I                    New England Telephone and Telegraph Company


                         PART I - FINANCIAL INFORMATION
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                            (In millions) (Unaudited)



                                                             Three Months                    Nine Months
For the Period Ended September 30,                        1995           1994           1995            1994
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local service                                        $  494.1       $  470.9        $1,460.9       $1,420.8
   Long distance                                           176.3          183.3           521.8          562.3
   Network access                                          326.0          302.5           968.7          896.8
   Other                                                    91.9           90.7           265.0          271.7
                                                        --------       --------        --------       --------
     Total operating revenues                            1,088.3        1,047.4         3,216.4        3,151.6
                                                        --------       --------        --------       --------

OPERATING EXPENSES
   Maintenance and support                                 272.1          291.2           827.4          884.6
   Depreciation and amortization                           223.5          205.2           674.4          647.9
   Marketing and customer services                         156.8          137.2           430.6          422.7
   Taxes other than income taxes                            33.1           30.4            96.7           83.7
   Provision for uncollectible revenues                     12.0           13.0            39.0           36.0
   Other                                                   115.5           96.2           396.2          337.1
                                                        --------       --------        --------       --------
     Total operating expenses                              813.0          773.2         2,464.3        2,412.0
                                                        --------       --------        --------       --------

Operating income                                           275.3          274.2           752.1          739.6
Other income (expense) - net                                 2.7            5.1             9.3           11.3
Interest expense                                            40.1           40.0           119.4          121.4
                                                        --------       --------        --------       --------

Earnings before income taxes and
   extraordinary item                                      237.9          239.3           642.0          629.5
                                                        --------       --------        --------       --------

Income taxes
   Federal                                                  76.6           70.2           205.2          183.2
   State and local                                          15.7           16.4            43.5           43.5
                                                        --------       --------        --------       --------
       Total income taxes                                   92.3           86.6           248.7          226.7
                                                        --------       --------        --------       --------

Earnings before extraordinary item                         145.6          152.7           393.3          402.8

Extraordinary item for the
   discontinuance of regulatory
   accounting principles,
   net of taxes (Note (b))                                   --             --           (627.8)            --
                                                       ---------      --------         --------       --------

NET INCOME (LOSS)                                       $  145.6       $  152.7        $ (234.5)      $  402.8
                                                        ========       ========        ========       ========

RETAINED EARNINGS
   Beginning of period                                  $  378.5       $  967.8        $  979.9       $  929.9
     Net income (loss)                                     145.6          152.7          (234.5)         402.8
     Dividends declared                                   (110.7)        (106.0)         (332.0)        (318.2)
                                                        --------       --------        --------       --------
   End of period                                        $  413.4       $1,014.5        $  413.4       $1,014.5
                                                        ========       ========        ========       ========








                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                                 --------------
                                 (in millions)

                                                                             September 30,        December 31,
                                                                                 1995                1994
--------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS
------
Current assets:
   Cash                                                                        $     4.0           $     9.1
   Receivables (net of allowance of $53.6
    and $50.9, respectively)                                                       863.1               804.2
   Deferred income taxes                                                           108.7               109.9
   Deferred charges                                                                 85.9                82.6
   Inventory                                                                        50.7                49.4
   Prepaid expenses and other                                                       36.5                18.2
                                                                               ---------           ---------
     Total current assets                                                        1,148.9             1,073.4
                                                                               ---------           ---------

Telephone plant - at cost                                                       12,355.7            12,084.7
   Less: accumulated depreciation                                                6,558.4             5,451.8
                                                                               ---------           ---------
                                                                                 5,797.3             6,632.9
                                                                               ---------           ---------

Deferred charges and other                                                         136.4               574.8
                                                                               ---------           ---------

   TOTAL ASSETS                                                                $ 7,082.6           $ 8,281.1
                                                                               =========           =========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
   Accounts payable
     Affiliates                                                                $   458.9           $   407.0
     Trade and other                                                               512.6               648.3
   Short-term debt                                                                   3.4                53.8
   Dividends payable                                                               110.7               106.1
   Taxes accrued                                                                   101.3                46.0
   Advance billing and customers' deposits                                          21.4                20.1
   Interest accrued                                                                 45.6                38.0
                                                                               ---------           ---------
     Total current liabilities                                                   1,253.9             1,319.3
                                                                               ---------           ---------

Long-term debt                                                                   2,171.9             2,165.4
Deferred income taxes                                                              329.7               773.2
Unamortized investment tax credits                                                  70.7                91.9
Other long-term liabilities
   and deferred credits                                                            753.9               862.3
                                                                               ---------           ---------
     Total liabilities                                                           4,580.1             5,212.1
                                                                               ---------           ---------

Commitments and contingencies (Notes (e) and (f))

Share owner's equity:
   Common stock - one share, without par
     value (Note (h))                                                                1.0             2,089.1
   Additional paid-in capital (Note (h))                                         2,088.1                  --
   Retained earnings                                                               413.4               979.9
                                                                               ---------           ---------
     Total share owner's equity                                                  2,502.5             3,069.0
                                                                               ---------           ---------

     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                                $ 7,082.6           $ 8,281.1
                                                                               =========           =========


                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company


                            STATEMENTS OF CASH FLOWS
                            ------------------------
                           (In millions) (Unaudited)


For the Nine Months Ended September 30,                                             1995               1994
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                 $ (234.5)          $ 402.8
                                                                                  --------           -------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
       Extraordinary item, net of taxes                                              627.8                --
       Depreciation and amortization                                                 674.4             647.9
       Changes in operating assets and liabilities:
         Receivables                                                                 (58.9)            (69.4)
         Current deferred charges                                                     (3.3)              7.9
         Current deferred income taxes                                                 1.7              38.5
         Inventory                                                                    (1.3)             14.6
         Prepaid expenses and other                                                  (43.8)             37.0
         Accounts payable                                                            (31.1)            (72.1)
         Taxes accrued                                                                55.3              27.2
         Advance billing and customers' deposits                                       1.3               2.0
         Interest accrued                                                              7.6               7.4
       Deferred income taxes and Unamortized
         investment tax credits                                                      (63.4)            (66.6)
       Other long-term liabilities and
         deferred credits                                                             55.7              42.7
       Other - net                                                                   (13.4)             (1.9)
                                                                                  --------           -------
              Total adjustments                                                    1,208.6             615.2
                                                                                  --------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            974.1           1,018.0
                                                                                  --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                (599.2)           (680.5)
                                                                                  --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from NYNEX                                                                  (52.1)            (24.6)
Dividends paid to NYNEX                                                             (327.5)           (315.5)
Repayment of long-term debt and capital leases                                        (0.4)             (0.7)
                                                                                  --------           -------
NET CASH USED IN FINANCING ACTIVITIES                                               (380.0)           (340.8)
                                                                                  --------           -------

Net (decrease) increase in Cash                                                       (5.1)             (3.3)
Cash at beginning of period                                                            9.1              11.2
                                                                                  --------           -------
CASH AT END OF PERIOD                                                             $    4.0           $   7.9
                                                                                  ========           =======




                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  (Unaudited)

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

The operations of the Company no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation, including the achievement of price regulation rather than rate-of-return regulation in Massachusetts, its largest operating jurisdiction, and Maine, and the ongoing efforts to achieve price regulation in its remaining jurisdictions, an intensifying level of competition, and the increasingly rapid pace of technological change. Under Statement No. 71, the Company had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. The Company had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

Form 10-Q Part I                    New England Telephone and Telegraph Company

                    -----------------------------
                                   (Unaudited)

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

The net adjustment to telephone plant and equipment was a decrease of $790.1 million ($472.6 million after-tax). This decrease was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed and did not identify any additional amounts not recoverable from future operations. Investment tax credits ("ITCs") are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major components of non-plant regulatory net assets which were written off as a result of the discontinued application of Statement No. 71 are as follows:



         (In millions)                               Pretax           After-tax
         Compensated absences                        $ 53.0             $ 31.3
         Deferred pension costs                       116.7               67.6
         Refinancing costs                             70.9               46.4
         Deferred taxes                                   -                2.0
         Other                                         11.3                7.9
                                                     ------             ------
         Total                                       $251.9             $155.2
                                                     ======             ======

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

                    -----------------------------
                                   (Unaudited)

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


                                                       Average lives (in years)
                                                       ------------------------
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

(c) CASH - The Company's cash management policy is to make funds available in banks when checks are presented. At September 30, 1995, the Company had recorded in Accounts payable checks outstanding but not yet presented for payment of $35.5 million.

(d) ADOPTION OF FINANCIAL ACCOUNTING STANDARDS - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 116, "Accounting for Contributions Received and Contributions Made" ("Statement No. 116"). The effect of implementing Statement No. 116 on the Company's results of operations and financial position was insignificant.

(e) REVENUES SUBJECT TO POSSIBLE REFUND - Several regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected for such services in the current and prior periods. As of September 30, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $28.0 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

Form 10-Q Part I                    New England Telephone and Telegraph Company

                    -----------------------------
                                   (Unaudited)

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

(g) SUPPLEMENTAL INFORMATION - The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                       For the
                                  Nine Months Ended
                                    September 30,
         (In millions)             1995      1994
                                  ---------------
         Income tax payments      $257.1   $243.1
         Interest payments        $105.4   $117.2

(h) SHARE OWNER'S EQUITY - Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $2.1 billion and such amount was reallocated to Additional paid-in capital.

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

FIRST  NINE  MONTHS  OF 1995 AS  COMPARED  TO  FIRST  NINE  MONTHS  OF 1994
---------------------------------------------------------------------------
RESULTS  OF OPERATIONS
----------------------

For the nine months ended September 30, 1995 and 1994, net (loss) income was ($234.5) million and $402.8 million, respectively. Results for the first nine months of 1995 include an after-tax extraordinary charge of $627.8 million for the discontinuance of Statement No. 71. Results also include an after-tax charge of $60.0 million for pension enhancements for approximately 250 management and 710 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources Group, Inc. ("Telesector Resources") for its pension enhancements, and non-recurring after-tax items of $9.9 million for accruals related to various self-insurance programs, a court decision on overearnings complaints and revised benefit charges. Results for the first nine months of 1994 included an after-tax charge of $39.3 million for pension enhancements for approximately 480 management and 40 nonmanagement employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

     Operating revenues increased $64.8 million, or 2.1%, over the first nine months of 1994. Excluding a non-recurring item of $4.3 million in the third quarter of 1995 resulting from a court decision on overearnings complaints, operating revenues increased $69.1 million, or 2.2%, principally due to the net effect of growth in access lines and switched access usage, and intrastate and interstate rate reductions.

     Operating expenses increased $52.3 million, or 2.2%, over the first nine months of 1994. Excluding pretax pension enhancement charges in 1995 and 1994 of $94.5 million and $60.9 million, respectively, and non-recurring charges of $9.0 million in 1995, operating expenses increased $9.7 million, or 0.4%, over the first nine months of 1994, due primarily to a $27 million increase in depreciation expense attributable to an increase in rates and plant investment offset by a net $17 million decrease in expenses as force reductions and process re-engineering continued.

OPERATING REVENUES
------------------

Operating revenues for the nine months ended September 30, 1995 increased $64.8 million, or 2.1%, over the same period last year. This increase is comprised of the following:

                                                         Increase (Decrease)
                                                            (In millions)
                                                            -------------
         Local service                                          $40.1
         Long distance                                          (40.5)
         Network access                                          71.9
         Other                                                   (6.7)
                                                                -----
                                                                $64.8
                                                                =====

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------
Local service revenues are earned from the provision of local exchange, local private line and local public network services. The net increase was due principally to: (1) increased customer demand of approximately $43 million, driven by growth in access lines and sales of calling features, (2) a net increase of $6 million in rates attributable to a 1994 restructuring of Massachusetts rates, (3) a $5 million decrease due to the 1994 reversal of deferred revenues that were in excess of the required credit to customers pursuant to the 1993 Rhode Island price regulation trial, and (4) a $6 million decrease as required by an order of the Maine Public Utilities Commission ("MPUC") (see STATE REGULATORY MATTERS).

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area, and include public and private network switching. The decrease was due principally to a $21 million decrease in rates, and a net $18 million decrease in demand for message toll, private line and wide area telecommunications services as a result of customer shifts to lower priced services offered by the Company and increased competition. However, certain competitive losses in long distance revenues were mostly offset by increases in network access revenues.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. Excluding a decrease in the third quarter of 1995 of $4 million resulting from a court decision on overearnings complaints for the period 1987-1988 (see FEDERAL REGULATORY MATTERS), network access revenues increased $76.2 million, or 8.5%. There was a net $68 million increase in switched access revenues primarily due to increased demand partially offset by interstate rate reductions. Special access revenues increased a net $8 million primarily due to increased demand.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. There was a $13 million decrease in billing and collection revenues under the contract with AT&T Corp. ("AT&T"), partially offset by a $5 million increase in voice messaging services revenues.

OPERATING EXPENSES
------------------
Operating expenses for the nine months ended September 30, 1995 increased $52.3 million, or 2.2%, over the same period last year. This increase is comprised of the following:

                                                             Increase (Decrease)
                                                                (In millions)
Depreciation and amortization                                      $ 26.5
Taxes other than income taxes                                        13.0
All other:
     Business restructuring charges                                  33.6
     Employee related                                               (40.4)
     Other                                                           19.6
                                                                   ------
                                                                   $ 52.3
                                                                   ======

Form 10-Q Part I                    New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-------------------------------------------------------------
Excluding pretax pension enhancement charges of $94.5 million and $60.9 million in 1995 and 1994, respectively, and non-recurring charges of $9.0 million in 1995, operating expenses increased $9.7 million, or 0.4%, over the first nine months of 1994.

Depreciation and amortization increased principally due to: (1) a $14 million net increase due to growth in depreciable plant investment, (2) a $13 million increase due to revised intrastate depreciation rates in Vermont, (3) a $6 million increase in the amortization of central office equipment, (4) a $3 million increase due to the discontinuance of regulatory accounting principles (see Note (b)) and (5) a $9 million decrease primarily attributable to revised non-regulated depreciation rates.

Taxes other than income taxes include gross receipts taxes, property taxes and other non-income based taxes. The increase is primarily attributable to a 1994 reversal of accrued taxes as a result of unasserted municipal property tax assessments.

Business restructuring charges consist of incremental costs related to pension enhancements. Pretax restructuring charges for the nine months ended September 30, 1995 increased $33.6 million over the same period last year. During the first nine months of 1995, $94.5 million of pretax charges ($60.0 million after-tax) was recorded for approximately 250 management and 710 nonmanagement employees who elected during the first nine months of 1995 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $77.3 million ($48.9 million after-tax) for pension enhancements, $.6 million ($1 million after-tax) for associated postretirement medical benefits, $16.8 million ($10.2 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $(.2) million ($(.1) million after-tax) for its associated postretirement medical benefits. During the first nine months of 1994, $60.9 million of pretax charges ($39.3 million after-tax) was recorded for approximately 480 management and 40 nonmanagement employees who elected during the first nine months of 1994 to leave under retirement incentives and for the Company's allocation from Telesector Resources. The components of the pretax charges are as follows: $17.2 million ($11.9 million after-tax) for pension enhancements, $10.6 million ($7.2 million after-tax) for associated postretirement medical benefits, $17.9 million ($10.9 million after-tax) for charges allocated to the Company from Telesector Resources for its pension enhancements and $15.2 million ($9.3 million after-tax) for its associated postretirement medical benefits. Much of the cost of the enhancements will be funded by NYNEX's pension plans.

Employee related costs consist primarily of wages, payroll taxes, and employee benefits. Wages and payroll taxes decreased a net $33 million as a result of reductions in the Company's work force due to transfers of employees to Telesector Resources associated with re-engineering service delivery to customers (see Other operating expenses) and to the Company's force reduction

Form 10-Q Part I                    New England Telephone and Telegraph Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
-------------------------------------------------------------

program, partially offset by salary and wage rate increases. Benefit expenses decreased $7 million. Included in this decrease are non-recurring items associated with revised charges for postemployment benefits (a $4 million decrease) and for non-qualified pension plans (a $1 million increase). There was also a $9 million decrease in pension expense attributable to changes in actuarial assumptions, partially offset by a $3 million increase resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan.

Other operating expenses consist primarily of contracted and centralized services, rent and other general and administrative costs. The increase was principally due to: (1) an $80 million increase in charges from affiliated companies, primarily attributable to the transfer of functions to Telesector Resources which includes charges for advertising, telemarketing and sales agent commissions, increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see Employee related costs), partially offset by decreases due to Telesector Resources' force reduction program, (2) a $12 million non-recurring charges resulting from accruals related to various self-insurance programs; these charge reflect events that occurred during the second quarter and additional information made available through revised estimates and analyses completed during the second quarter, (3) a $4 million increase in bad debt expense recognized pursuant to provisions of billing and collection contracts, (4) a $3 million increase in the provision for uncollectibles, and (5) a $79 million decrease in expenses primarily due to the transfer of functions to Telesector Resources (see Employee related costs) and to the Company's force reduction program.

INTEREST EXPENSE
----------------

     Interest expense decreased $2.0 million, or 1.6%, from the same period last year due to lower levels of advances from NYNEX, partially offset by a $3 million non-recurring charge for interest incurred in connection with a court decision on overearnings complaints for the period 1987-1988 (see Federal Regulatory Matters).

INCOME TAXES
------------
Income taxes increased $22.0 million, or 9.7%, over the same period last year principally due to an increase in taxable income and a decrease in amortization of investment tax credits.

EXTRAORDINARY ITEM
------------------
The discontinued application of Statement No. 71 required the Company, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $627.8 million, consisting of

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

$472.6 million to adjust the carrying amount of telephone plant and equipment and $155.2 million to write-off non-plant regulatory assets and liabilities. As a result of the discontinuance of regulatory accounting principles, the Company utilized shorter asset lives for certain categories of telephone plant and equipment than those approved by regulators. (See Note (b) for additional information on the discontinuance of regulatory accounting principles.)

CURRENT STATUS OF BUSINESS RESTRUCTURING
----------------------------------------
Reserve Utilization in 1995
---------------------------
The restructuring reserve balance at September 30, 1995, which does not include the liability recorded at year-end for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $141 million. During the first nine months of 1995, the Company utilized 1993 restructuring reserves of approximately $103 million in the following categories:

         Severance:
                  Management                                                         $15
                  Nonmanagement                                                        6
                  Transferred to Telesector Resources                                 15
                                                                                     ---
                  Total Severance                                                                      $36
         Process Re-engineering:
                  Systems redesign:
                  Customer contact                                                     4
                  Customer provisioning                                                1
                  Customer operations                                                  4
                  Customer support                                                     1
                                                                                      --
                          Total systems redesign                                              $10
                  Work center consolidation                                                     3
                  Branding                                                                      1
                  Relocation                                                                    -
                  Training                                                                      1
                  Re-engineering implementation                                                 -
                                                                                               --
                         Subtotal                                                              15
                  Telesector Resources' allocated reserves:
                  Systems re-engineering                                              41
                  Re-engineering implementation                                       10
                  Work center consolidation                                            1
                                                                                      --
                         Total allocated                                                       52
                                                                                               --
                  Total process re-engineering                                                          67
                                                                                                      ----
         Total                                                                                        $103
                                                                                                      ====


The severance reduction amount is comprised of severance reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $15 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements. $10 million was transferred from the Company to Telesector Resources for costs incurred by Telesector

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Resources on behalf of the Company for the following business processes: (1) $4 million for customer contact, (2) $1 million for customer provisioning, (3) $4 million for customer operations, and (4) $1 million for customer support.

Cost Savings
------------

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 2,500 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits attributable to employees' leaving under retirement incentives of approximately $130 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to Telesector Resources' employees' leaving under retirement incentives will be approximately $60 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

FINANCING
---------
At September 30, 1995, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

STATE REGULATORY MATTERS
------------------------
Maine
----
The May 15, 1995 orders of the MPUC, which adopted an alternative form of regulation for the Company and concluded a related earnings investigation, have been appealed to the Maine Supreme Judicial Court. The appellants contend that the MPUC should have ordered greater rate reductions by the Company and challenge the MPUC's authority to apply $4 million of the ordered $14.4 million reduction to the provision of new services and/or equipment to schools and libraries. The Court has scheduled oral argument on the case for January 1996.

Massachusetts
-------------
Rates proposed in the Company's initial price cap filing, in compliance with the Massachusetts Department of Public Utilities' ("MDPU") May 12, 1995 Order, became effective on September 15, 1995. Rate changes in the filing, which result in an annual reduction of approximately $32.8 million, relate to switched access services, residence optional calling plans, business local usage, and conduit attachment fees. An additional reduction of $5.3 million, associated with the Company's monthly increase of $2.50 in the Lifeline Service credit, took effect on June 11, 1995, as directed by the MDPU's Order.

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Vermont
-------

As previously reported (see the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995), the Company has appealed portions of the Vermont Public Service Board's ("VPSB") order on the rate reduction and in the companion price regulation case to the Vermont Supreme Court. On October 5, 1995, the VPSB issued an order on issues remanded to it by the Court. The VPSB accepted the Company's proposal for extended time frames to eliminate multiparty service and to replace one of the two remaining analog switches in the state. The Company intends to withdraw its appeal on those issues.

On September 8, 1995, the Company filed a rate case seeking an annual increase in rates of $12.2 million. The Vermont Department of Public Service ("VDPS") has recommended that the VPSB suspend and investigate the proposed tariff filing. On October 31, 1995, the Company and the VDPS entered into a stipulation that, if approved by the VPSB, will result in an annual increase in rates of $7.5 million. The VPSB is expected to hold hearings on the stipulation by January 1996.

FEDERAL REGULATORY MATTERS
--------------------------
On August 1, 1995, the U.S. Court of Appeals for the District of Columbia Circuit found that a decision of the Federal Communications Commission ("FCC") had understated the amount of damages to be paid by the Company and New York Telephone Company (collectively, the "Telephone Companies") in connection with overearnings complaints for the period 1987-1988. On October 4, 1995, the Court denied the Telephone Companies' petition for rehearing. It is probable that, as a result of the Court's decision, the Company will be required to pay damages plus interest in the amount of approximately $7.4 million (see Network access revenues).

Form 10-Q Part II                   New England Telephone and Telegraph Company

                           PART II - OTHER INFORMATION
                           ---------------------------
Item 5.       Other Information
------        -----------------
              STATE REGULATORY MATTERS
              ------------------------
              Vermont
              -------
              Hearings in Phase I of the Vermont Public Service Board's ("VPSB") proceeding on competition have ended. Phase I of the proceeding addresses public policy issues and rules involving unbundling, cost study methodologies and the definition of universal service. A decision in Phase I is expected by the end of 1995. Phase II of the proceeding will address specific pricing and technical questions with respect to local service and intraLATA toll competition, including intraLATA presubscription, pricing (including imputation rules) and interconnection. A decision in Phase II is not expected until late 1996.

              Rhode Island
              ------------
              On June 27, 1995, the Rhode Island Public Utilities Commission ("RIPUC") issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. Pursuant to a prehearing conference on September 21, 1995, the RIPUC issued a schedule for the next phase of the proceeding. The parties are to file testimony on the issues raised in the initial phase of the docket by November 17, 1995, with discovery and hearings to follow. The RIPUC proposes to issue a decision in the proceeding by June 30, 1996.

              FEDERAL REGULATORY MATTERS
              --------------------------
              Price Caps
              ----------
              On September 27, 1995, the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking in the Price Cap proceeding, regarding the productivity factor used by local exchange carriers ("LECs"), including New England Telephone and Telegraph Company (the "Company"), in the FCC price cap formula. The FCC price cap formula adjusts the limits on access price levels ("price cap index") upward for inflation, downward for productivity improvement and up or down for exogenous costs. Depending on the productivity factor selected by the LEC, earnings above certain levels are shared with ratepayers. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services. The FCC has requested comments by November 27, 1995 and replies by December 27, 1995. The FCC has
                                       16

Form 10-Q Part II                   New England Telephone and Telegraph Company

                           PART II - OTHER INFORMATION
                           ---------------------------
              Price Caps (Cont'd)
              ----------
              indicated that it intends to issue an order in time for the final changes to be reflected in LECs' rates as of July 1, 1996.

              On September 20, 1995, the FCC issued a Notice of Proposed Rulemaking to determine how the price cap rules should be modified to accommodate increasing levels of competition. The FCC intends to consider whether to allow greater flexibility to lower prices, adopting procedures to allow a more rapid introduction of new services, and establishing criteria that can be used in assessing whether LECs warrant streamlined or non-dominant treatment for certain services when they face substantial competition in a geographic area. The FCC asked for comments on a proposal by the Company and New York Telephone Company (collectively, the "Telephone Companies") that earnings sharing be reduced or eliminated as an LEC implements measures to promote competition for local exchange services.

              Other Federal Regulatory Matters
              --------------------------------
              On September 11, 1995, the Telephone Companies filed a further response to the FCC's March 3, 1995 Order to Show Cause in connection with an audit of costs reported by the LECs to the National Exchange Carrier Association (see the Company's Annual Report on Form 10-K for the year ended December 31, 1994). In that response, the Telephone Companies argued that no forfeitures or price cap reductions should be imposed and that their internal processes are in compliance with the FCC's rules.

Item 6.       Exhibits and Reports on Form 8-K
------        --------------------------------
    (a)       Exhibits.
              --------
              Exhibit
              -------
              Number
              ------
              (27)    Financial Data Schedule

    (b)       Reports on Form 8-K.
              --------------------
              The Company's Current Report on Form 8-K, date of report August 2, 1995 and filed August 2, 1995, reporting on Item 5.

Form 10-Q                           New England Telephone and Telegraph Company








                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                                   Mel Meskin
                                  --------------------------------------------
                                                   Mel Meskin
                                  Vice President - Finance and Treasurer
                                  (Principal Financial and Chief Accounting
                                   Officer)










November 9, 1995