Form 10-K
period 1995-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1996-03-22
CIK 71344

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)
( X )            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                         1934 For the fiscal year ended
                                December 31, 1995

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from      to
                                              ------  ------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No....

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]*

*     Not applicable

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

                                TABLE OF CONTENTS

                                     PART I
Item                                                                        Page
----                                                                        ----

 1.     Business (Abbreviated pursuant to General
        Instruction J(2))                                                     4
 2.     Properties. . . . . . . . . . . . . . . . . . . . .                  11
 3.     Legal Proceedings . . . . . . . . . . . . . . . . .                  11
 4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction J(2))

                                     PART II

 5.     Market for Registrant's Common Equity and Related
         Stockholder Matters (Inapplicable)
 6.     Selected Financial Data . . . . . . . . . . . . . .                  12
 7.     Management's Discussion and Analysis of Results
         of Operations (Management's Narrative Analysis of
         Results of Operations is provided pursuant to
         General Instruction J(2)). . . . . . . . . . . . .                  13
 8.     Financial Statements and Supplementary Data:
         Report of Management . . . . . . . . . . . . . . .                  22
         Report of Independent Accountants. . . . . . . . .                  23
         Statements:
          Statements of Income and Retained Earnings for
           each of the Three Years in the Period Ended
           December 31, 1995. . . . . . . . . . . . . . . .                  24
          Balance Sheets as of December 31, 1995 and 1994 .                  25
          Statements of Cash Flows for each of the
           Three Years in the Period Ended December 31, 1995                 27
          Notes to Financial Statements . . . . . . . . . .                  28
         Supplementary Information:
          Quarterly Financial Information (Unaudited) . . .                  43
 9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . .                  43

                                    PART III

                 (Omitted Pursuant to General Instruction J(2))

10.     Directors and Executive Officers of the Registrant
11.     Executive Compensation
12.     Security Ownership of Certain Beneficial Owners and
         Management
13.     Certain Relationships and Related Transactions

                                     PART IV

14.     Exhibits, Financial Statement Schedule and Reports
         on Form 8-K  . . . . . . . . . . . . . . . . . . .                  44

                                     PART I

ITEM 1.    BUSINESS.

GENERAL
-------

New England Telephone and Telegraph Company (the "Company") was incorporated in 1883 under the laws of the State of New York, has its principal executive offices at 125 High Street, Boston, Massachusetts 02110 (telephone number 617-743-9800) and provides telecommunications services in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The Company is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX").

Intrastate communications services are under the jurisdiction of state public utility commissions (see State Regulatory below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see Federal Regulatory below). In addition, state and federal regulators review various transactions between NYNEX affiliates.

The operations of NYNEX and its subsidiaries have been subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T Corp. ("AT&T"). Pursuant to the MFJ, AT&T divested its 22 wholly-owned local exchange companies ("LECs"), including the Company and New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX (collectively, the "Telephone Companies"), distributed them to seven regional holding companies("RHCs"), and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.

The Telecommunications Act of 1996 (the "Act") provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act (see Competition below).

TELECOMMUNICATIONS SERVICES
The Company provides primarily two types of telecommunications services, exchange telecommunications and exchange access, in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas, or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which telephone companies operating within such territory may provide telecommunications services. Exchange telecommunications service may include long distance service as well as local service within LATAs. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services.

Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

Certain billing and collection services are performed by the Company for other telecommunications companies, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. In 1995, approximately 1% of the Company's operating revenues was derived from such billing and collection services. In 1990, the Company and AT&T signed a six-year contract extending the Company's role as an AT&T long distance billing and collection agent. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Company. The Company and AT&T are reviewing a proposed extension of the contract through December 31, 1996.

There are six LATAs that comprise the area served by the Company, and they are referred to as follows: Eastern Massachusetts, Western Massachusetts, Maine, New Hampshire, Rhode Island and Vermont.

The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                                    In Thousands
                                   ---------------------------------------------
                                   1995      1994      1993       1992      1991
                                   ----      ----      ----       ----      ----
Network Access Lines
in Service. . . . . . . .         6,343     6,101      5,906     5,721     5,604

The territories served by the Company contain sizable areas and many localities in which local service is provided by nonaffiliated telephone companies. On December 31, 1995, these nonaffiliated companies had approximately 229,000 network access lines in service.

For the year ending December 31, 1995, approximately 93% of the total operating revenues of the Company was derived from telecommunications services, of which one customer, AT&T, accounted for approximately 14%, primarily in network access and other revenues. The remaining approximately 7% of total operating revenues was from other sources, primarily licensing fees for telephone directories and inside wire related charges.

CERTAIN AFFILIATED BUSINESS OPERATIONS
--------------------------------------

TELESECTOR RESOURCES GROUP, INC.

Telesector Resources Group, Inc. ("Telesector Resources") is a wholly-owned subsidiary of the Telephone Companies. The Company has a 33 1/3% ownership in Telesector Resources and shares voting rights equally with the other owner, New York Telephone.

The Telephone Companies have consolidated all or part of many regional service and support functions into Telesector Resources as part of the business restructuring (see Business Restructuring below). Regional service functions are interstate access services, operator services, public communications, sales, market area services, corporate services, information services, labor relations, engineering/construction and business planning. Support functions are quality and process re-engineering, marketing, accounting, finance, data processing and related services, technology and planning, public relations, legal and human resources. In addition, Telesector Resources provides various procurement, procurement support and materials management services to the Telephone Companies, on a nonexclusive basis. These services include product evaluation, contracting, purchasing, materials management and disposition, warehousing, transportation, and equipment repair management. Under a reciprocal services agreement, the Company provides certain administrative and other services for Telesector Resources.

Each of the seven RHCs formed in connection with the AT&T divestiture owns an equal interest in Bell Communications Research, Inc. ("Bellcore"), which is held by Telesector Resources. Bellcore furnishes to the LECs, including the Company, and certain of their subsidiaries, technical and support services (that include research and development) relating to exchange telecommunications and exchange access services that can be provided more efficiently on a centralized basis. Bellcore serves as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government. In 1995, it was announced that the seven RHCs, including NYNEX, have decided to pursue the disposition of Bellcore. A final decision regarding the disposition of their interests and the structure of such a transaction will be subject to obtaining satisfactory financial and other terms and necessary approvals.

NYNEX INFORMATION RESOURCES COMPANY
The Company has an agreement with NYNEX Information Resources Company ("Information Resources"), a wholly-owned subsidiary of NYNEX, pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Beginning in 1991, Information Resources has made payments to the Company under an arrangement that in effect remits to the Company Information Resources' earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont in excess of a regulated return.

BUSINESS RESTRUCTURING
----------------------

In 1993, the Company recorded $619 million in pretax charges ($376 million after-tax) for business restructuring. These charges resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for the Company to operate in an increasingly competitive environment (see Business Restructuring, Part II, Item 7).

EXTRAORDINARY ITEM
------------------

The Company discontinued the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71") in the second quarter of 1995. As a result, the Company recorded an extraordinary non-cash charge of approximately $627.8 million, net of income taxes of $414.2 million (see Extraordinary Item, Part II, Item 7).

CAPITAL EXPENDITURES
--------------------

The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures exclude the equity component of allowance for funds used during construction prior to the discontinuance of Statement No. 71, and additions under capital leases. Capital expenditures for 1991 through 1995 are set forth below:

                                   In Millions
                          -----------------------------
                          1995 . . . . . . . . . . $886
                          1994 . . . . . . . . . . $877
                          1993 . . . . . . . . . . $819
                          1992 . . . . . . . . . . $782
                          1991 . . . . . . . . . . $751

STATE REGULATORY
----------------

MAINE
In May 1995, the Maine Public Utilities Commission ("MPUC") adopted a five-year price cap plan for the Company, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on the Company's earnings. The Company is to make its first annual price cap filing on December 1, 1996. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed. Penalties are subject to annual limits of $1 million per category and $10 million overall. In a related earnings investigation, the MPUC ordered a one-time customer credit of $2.8 million and ordered that the Company's revenues be reduced by $14.4 million annually. Pursuant to that order, in January 1996, the MPUC approved, with certain modifications, the Company's proposal to use up to $4 million of the reduction to provide new services to Maine libraries and schools.

The May 1995 Orders of the MPUC were appealed to the Maine Supreme Judicial Court. The appellants contended that the MPUC should have ordered greater rate reductions by the Company and challenged the MPUC's authority to apply $4 million to the provision of services to libraries and schools. A decision was issued by the Court on March 15, 1996, rejecting the appeal and affirming the MPUC's Orders.

MASSACHUSETTS
See discussion of State Regulatory in Part II, Item 7, which is incorporated herein by reference.

NEW HAMPSHIRE
In June 1995, the New Hampshire Public Utilities Commission approved the Company's proposed toll rate reduction targeted at small and medium volume usage customers, effective July 1995. The annual revenue effect of the toll rate reduction is estimated to be approximately $6.8 million.

RHODE ISLAND
In January 1996, the Company and the Rhode Island Division of Public Utilities and Carriers filed with the Rhode Island Public Utilities Commission ("RIPUC") a proposed five-year price regulation plan to succeed the price regulation trial that expired in December 1995. The proposed plan provides for no restrictions on the Company's earnings. Pricing rules would limit the Company's ability to increase prices for most services based on a formula of inflation minus a productivity offset, plus or minus exogenous changes. In addition, a quality of service index is tied to the formula as an additional, one-time offset. The Company's inability to meet the performance levels in any given month would result in an increase in the offset by one-twenty fourth of one percent for purposes of the next annual price cap filing. The proposed plan will be reviewed by the RIPUC in hearings to be scheduled, with a decision expected in the second quarter of 1996.

As part of the proposed plan, the Company has agreed to introduce a new Statewide Calling Plan option for residence customers which would: allow unlimited toll calling within the state for a flat price of $25 per month; reduce local usage prices by $1 million; and continue the Internet trial for schools and libraries begun under the previous price regulation trial, with additional funding. The annual revenue effect of these three efforts is estimated to be a reduction of approximately $4 million.

In June 1995, the RIPUC issued an initial order in the competition proceeding, expressing an overall policy favoring local competition, asserting jurisdiction over potential local competitors and requiring seamless interconnection of networks. In December 1995, the RIPUC issued a revised schedule for testimony, discovery, and hearings in the next phase of the proceeding, with a final order proposed to be issued by July 1996. Among the issues being addressed in this proceeding are interconnection of networks, unbundling, telephone number portability, intraLATA toll presubscription, and universal service funding.

VERMONT
In September 1995, the Company filed a rate case seeking an annual increase in rates of $12.2 million. In February 1996, the Vermont Public Service Board ("VPSB") approved a stipulation filed by the Company and the Vermont Department of Public Service, which will result in an annual increase in rates of $7.5 million, effective March 1996. As a result of the VPSB's approval of the stipulation, the Company intends to withdraw its appeal of the VPSB's orders in the price regulation and earnings dockets.

In December 1995, a proposed decision was issued by the hearing officer in Phase I of the VPSB's proceeding on competition, which would direct the Company to unbundle certain elements of its network, allow further unbundling upon a showing by the requesting party that unbundling is technically feasible and that demand exists, and set pricing rules for wholesale and retail services and interconnection. The VPSB is expected to rule on the proposed decision by April 1996. Phase II of the proceeding will address specific pricing and technical questions with respect to local service and intraLATA toll competition, including intraLATA presubscription ("ILP") and interconnection. A decision in Phase II is expected in late 1996.

FEDERAL REGULATORY
------------------

See discussion of Federal Regulatory in Part II, Item 7, which is incorporated herein by reference.

PRICE CAP PLAN
Revised tariffs under the price cap rules reduced interstate access rates by approximately $90 million in the 1993-1994 tariff period and $9.4 million in the 1994-1995 tariff period. In August 1995, the Telephone Companies implemented the annual update to the price cap rates, which will result in a net reduction in interstate access rates of approximately $75.0 million by June 1996. The annual update included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Collection of these revenues is subject to possible refund pending resolution of the FCC's Common Carrier Bureau investigation.

In 1995, the FCC announced interim changes in the price cap rules, under which each LEC will choose one of three productivity factor offsets to be used in setting its price cap index. LECs adopting the highest productivity factor will retain all interstate earnings. The two other options entail sharing of earnings and will allow a maximum interstate return on investment of either 14.25% or 12.75%.

The FCC also determined that the 3.3% productivity factor adopted in 1991 and used since then by most LECs, including the Telephone Companies, was understated. Accordingly, the FCC required each such LEC to make up front reductions to "reinitialize" its price cap index. The FCC also revised the criteria for including exogenous cost changes and, as a result, each LEC will be required to recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses. Finally, the FCC gave the LECs additional pricing flexibility in certain service categories.

OTHER FEDERAL
In December 1995, MFS Communications ("MFS") filed a petition with the FCC for a declaratory ruling that LECs must provide central office collocation with respect to all interstate access services, upon bona fide request. In its petition, MFS cites the Telephone Companies for refusal to provide interconnection to certain services in central offices where MFS is collocated. The Telephone Companies filed comments in which they argued that the FCC's current rules do not require expanded interconnection to the services described in MFS' petition and that the relief sought by MFS would require the FCC to issue a new rule.

In October 1995, the U.S. Court of Appeals for the District of Columbia Circuit denied the Telephone Companies' petition for rehearing on its decision that the FCC had understated the amount of damages to be paid in connection with overearnings complaints for the periods 1987-1988 and 1989-1990.

In February 1996, the Telephone Companies joined other parties in petitioning the U.S. Supreme Court for review of the Court of Appeals decision. It is probable that the Telephone Companies will be required to pay damages plus interest, which were accrued in 1995. For the period 1987-1988, the amount for New England Telephone is approximately $7.4 million.

In March 1995, the FCC released Orders to Show Cause to each of the LECs, including the Telephone Companies, resulting from an audit of the costs that the LECs reported to the National Exchange Carrier Association ("NECA") for Common Line Pooling purposes for 1988 and the first quarter of 1989. The audit report cites each of the LECs for alleged violations of the FCC's accounting rules and reporting errors which, as to the Telephone Companies, were calculated to total $37.8 million in respect of all interstate costs for the period. Some of the alleged errors would have had the effect of understating the Telephone Companies' revenue requirement; the net effect was an alleged revenue requirement overstatement of $19.8 million. That estimate is considered preliminary, however, because the auditors did not have sufficient information for several items to reach final conclusions. The Order required the Telephone Companies to show cause why the FCC should not: (1) issue a Notice of Apparent Liability for Forfeiture for violations of the FCC's accounting rules; (2) require the Telephone Companies to adjust their price cap index; and (3) require the Telephone Companies to improve their internal processes to bring them into compliance. The Telephone Companies filed responses in May and September 1995, demonstrating that forfeitures should not be imposed, that ratepayers were not harmed by the alleged violations, and that internal processes have already been improved.

COMPETITION
-----------

Federal and state regulators have adopted policies favoring competition and have initiated various proceedings to further those policies. Those policies will be advanced by the enactment of the Telecommunications Act of 1996, which immediately opens the Company's local telecommunications markets to full competition. An increasing number of national and global companies with substantial capital and marketing resources are expected to enter many of the Company's local markets.

Most of the services that the Company provides in its local telecommunications markets have been facing increasing competition for the past several years. The Company has responded by obtaining increased pricing flexibility under incentive regulation, introducing new services, and improving service quality. Increases in 1995 Private Line/Special Access revenues, and the number of Centrex "win-backs" from PBX vendors indicate the Company's ability to respond effectively in its most competitive markets.

Competition for intraLATA toll revenues has intensified, beginning in 1994 with the increased marketing of "dial-around" programs by interexchange carriers. However, to date, the "retail" toll revenues the Company has lost to such programs are being offset in part by increased revenues from wholesale access charges. Future wholesale pricing is the subject of pending regulatory proceedings.

EMPLOYEE RELATIONS
------------------

The Company had approximately 18,100 employees at December 31, 1995. Approximately 14,700 employees are represented by unions, of which approximately 88% are represented by the International Brotherhood of Electrical Workers ("IBEW") and approximately 12% by the Communications Workers of America ("CWA"), both of which are affiliated with the AFL-CIO.

In 1994, agreements were ratified with the CWA and the IBEW to extend the collective bargaining agreements through August 8, 1998. The wage rates increased 4.0% in August 1994 and 1995 and will increase 3.5% and 3.0% in August 1996 and 1997, respectively. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

ITEM 2.    PROPERTIES.

The properties of the Company do not lend themselves to simple description by character and location of principal units.

At December 31, 1995, the gross book value of telephone plant was $12.5 billion, consisting principally of telephone plant and equipment (88%). Other classifications include: land, land improvements and buildings (7%); furniture and other equipment (3%); and plant under construction and other (2%).

Substantially all of the Company's central office equipment is located in buildings owned by the Company and is situated on land that it owns. Many administrative offices, garages and business offices are in rented quarters.

As part of the Company's 1993 restructuring associated with re-engineering the way service is delivered to customers (see Business Restructuring above), the Company intends to consolidate work centers by the end of 1996 to build larger work teams in fewer locations. At December 31, 1995, the majority of the planned work centers were completed.

ITEM 3.    LEGAL PROCEEDINGS.

There were no proceedings reportable under Item 3.

                                     PART II

ITEM 6.    SELECTED FINANCIAL DATA.

Dollars in Millions                            1995       1994       1993       1992      1991
                                             -------------------------------------------------
  Operating revenues                           $4,314     $4,202    $4,070     $3,922     $3,806
  Operating expenses                           $3,353     $3,310    $3,773     $3,009     $3,177
  Interest expense                             $  154     $  163    $  175     $  190     $  191
  Earnings before extraordinary item
    and cumulative effect of change
    in accounting principle                    $  506     $  474    $  106     $  487     $  317
  Extraordinary item for the
    discontinuance of regulatory
    accounting principles,
    net of taxes                               $ (628)    $    -    $    -     $    -     $    -
  Cumulative effect of change in
    accounting for postemployment
    benefits, net of taxes                     $    -     $    -    $  (25)    $    -     $    -
  Net income (loss)                            $ (122)    $  474    $   81     $  487     $  317
  Telephone plant - net                        $5,862     $6,633    $6,577     $6,532     $6,503
  Total assets                                 $7,219     $8,281    $8,271     $8,335     $8,239
  Long-term debt                               $1,822     $2,165    $2,164     $2,211     $2,113
  Share owner's equity                         $2,504     $3,069    $3,019     $3,351     $3,187
  Capital expenditures*                        $  886     $  877    $  819     $  782     $  751
  Return to equity                            (4.35)%     15.25%      2.38%    14.77%      9.70%
  Network access lines in
    service (in thousands)                      6,343      6,101     5,906      5,721      5,604

     See Management's Discussion and Analysis of Results of Operations for the effect of non-recurring items on 1995 results, and restructuring charges on 1995, 1994 and 1993 results of operations. Results of operations for 1991 include $193 million of pretax ($122 million after-tax) restructuring charges.

* Excludes additions under capital lease obligations, and prior to the discontinuance of regulatory accounting principles, the equity component of allowance for funds used during construction.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

BUSINESS RESTRUCTURING
----------------------
New England Telephone and Telegraph Company's (the "Company") 1993 results included pretax charges of approximately $619 million ($376 million after-tax) for business restructuring. Business restructuring resulted from a comprehensive analysis of operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for the Company to operate in an increasingly competitive environment.

The 1993 charges were comprised of: $395 million in employee termination costs to reduce the work force by 6,300 employees by the end of 1996; $83 million of process re-engineering charges, primarily for systems redesign and work center consolidation; and $141 million for the Company's allocation of Telesector Resources Group, Inc. ("Telesector Resources") business restructuring charges.

1995 AND 1994 ADDITIONAL CHARGES
During 1994, the Company announced retirement incentives to provide a voluntary means of implementing substantially all of the planned work force reductions. The retirement incentives were to be offered at different times through 1996 according to local force requirements and were expected to generate additional charges over that period of time as employees elected to leave the business through retirement incentives rather than through the severance provisions of the 1993 force reduction plan. In 1995 and 1994, respectively, approximately 1,470 and 1,580 of the Company's employees accepted the incentive plan and $174.5 million ($108.3 million after-tax) and $168.1 million ($111.2 million after-tax), respectively, of incremental charges for the cost of retirement incentives were recorded for employees who left the Company, and for the Company's allocation from Telesector Resources for its retirement incentives. The reserves established in 1993 for severance have been and will continue to be transferred primarily to the pension liability on a per employee basis as a result of employees' accepting the retirement incentives. Much of the cost of the enhancements will be funded by NYNEX Corporation's ("NYNEX") pension plans.

The components of the additional pretax charges for 1995 were: $123.5 million for pension enhancements, $14.7 million for postretirement medical costs, and $36.3 million allocated to the Company from Telesector Resources for its retirement incentives and postretirement medical costs. The components of the additional pretax charges for 1994 were: $84.4 million for pension enhancements; $47.6 million for postretirement medical costs; and $36.1 million allocated to the Company from Telesector Resources for its retirement incentives and postretirement medical costs.

EMPLOYEE REDUCTIONS
The 1993 employee termination costs of $395 million were comprised of $201 million for employee severance payments (including salary, payroll taxes, and outplacement costs) and $194 million for postretirement medical costs (total after-tax charges were $240 million). These costs were for planned work force reductions of 1,300 management employees and 5,000 nonmanagement employees. At December 31, 1994, the actual number of employees who elected to leave through retirement incentives in 1994 and the expectation for 1995 and 1996 were as follows:

                                 1994           1995          1996         Total
                                ------------------------------------------------
Management                        885*           415             -         1,300
Nonmanagement                     840          2,100         2,060         5,000
                                ------------------------------------------------
Total                           1,725          2,515         2,060         6,300
                                ================================================

* Includes 145 management employees who transferred from the Company to Telesector Resources and subsequently left in 1994 under the pension enhancements.

CURRENT STATUS
During 1995, it became evident that the number of management employees leaving under the retirement incentives would exceed the original estimate due to additional management staff reduction efforts. It was also determined that, due to volume of business growth, the expected reduction in the number of nonmanagement employees would be less and would not be fully realized until 1998. The actual number of employees who elected to leave through retirement incentives in 1995 were 600 management and 1,100 nonmanagement employees, which include 180 management and 50 nonmanagement employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

At the present time, the Company expects the total number of employees who will elect to take the pension enhancements to be in the range of 5,500 to 5,900, consisting of approximately 1,900 management and 3,600 to 4,000 nonmanagement employees, depending on work volumes, needs of the business and timing of the incentive offers.

The actual severance reserves utilized and the application of the postretirement medical liability established in 1993 during 1994 and 1995 are shown below:

    (Dollars In Millions)        1994     1995   Total
                                 ---------------------
    Severance*#
    -----------
    Management                   $ 70     $30    $100
    Nonmanagement                  10       8      18
                                 --------------------
    Total                        $ 80     $38    $118
                                 ====================

    Postretirement Medical#
    -----------------------
    Management                   $ 31     $12    $ 43
    Nonmanagement                  11      23      34
                                 --------------------
    Total                        $ 42     $35    $ 77
                                 ====================

* The severance utilization amounts in 1995 and 1994 are comprised of $22 and $64 million, respectively, of severance reserves transferred to the pension liability and $1 and $4 million, respectively, utilized for other retiree costs.

# The severance and postretirement medical amounts above include $15 and $7 million, respectively, in 1995 and $12 and $5 million, respectively, in 1994, which was transferred to Telesector Resources for employees who transferred from the Company to Telesector Resources and subsequently left under the retirement incentives.

Assuming that employees will continue to leave under the retirement incentives, it is expected that the remaining $83 million of severance reserves will be utilized and the remaining $117 million of the postretirement medical liability will be applied in the years 1996 through 1998.

PROCESS RE-ENGINEERING
Approximately $83 million of the 1993 charges ($51 million after-tax) consists of costs associated with re-engineering service delivery to customers, including operating the Company and New York Telephone Company ("New York Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX is decentralizing the provision of residence and business customer service throughout the region, creating regional businesses to focus on unique markets, and centralizing numerous operations and support functions. At December 31, 1994, the actual 1994 utilization of reserves for process re-engineering and the revised expected utilization for 1995 and 1996 were as follows:

(Dollars In Millions)                      1994      1995       1996       Total
                                           -------------------------------------
Systems redesign                            $ -        $25       $ -         $25
Work center consolidation                     1          8         7          16
Branding                                     12          6         -          18
Relocation                                    -          2         -           2
Training                                      -          8         9          17
Re-engineering implementation                 -          4         1           5
                                            ------------------------------------
Total                                       $13        $53       $17         $83
                                            ====================================

SYSTEMS REDESIGN is the cost of developing new systems, processes and procedures to facilitate implementation of process re-engineering initiatives in order to realize operational efficiencies and enable the Company to reduce work force levels. These projects consist of radical changes in the applications and systems supporting business functions to be redesigned as part of the restructuring plan. All of the costs associated with these projects are incremental to ongoing operations. Specifically, only software purchases and external contractor expenses, which are normally expensed in accordance with Company policy, were included in the 1993 restructuring charges. The business processes included in systems redesign are customer contact and customer operations.

CUSTOMER CONTACT represents the direct interface with the customer to provide sales, billing inquiry and repair service scheduling on the first contact. CUSTOMER OPERATIONS focuses on network monitoring and surveillance, trouble testing, dispatch control, and proactive repair, with reliability as a critical competitive advantage.

WORK CENTER CONSOLIDATION costs are incremental costs associated with establishing work teams in fewer locations to take advantage of lower force levels and system efficiencies, such as moving costs, lease termination costs (from the date premises are vacated), and other consolidation costs. BRANDING includes the costs to develop a single "NYNEX" brand identity associated with restructured business operations. RELOCATION costs are required to move personnel to different locations due to work center consolidations and include costs based on the Company's relocation guidelines and the provisions of collective bargaining agreements. TRAINING costs are for training nonmanagement employees on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan, which will permit one employee to perform tasks formerly performed by several employees, and include tuition, out-of-pocket course development and administrative costs, facilities charges, and related travel and lodging. RE-ENGINEERING IMPLEMENTATION costs are incremental costs to complete re-engineering initiatives.

CURRENT STATUS
At December 31, 1995, the actual 1994 and 1995 utilization of reserves and the revised expectation for 1996 are as follows:

(Dollars In Millions)                      1994      1995       1996       Total
                                           -------------------------------------
Systems redesign                           $  -        $42       $ 5         $47
Work center consolidation                     1          6         5          12
Branding                                     12          2         -          14
Relocation                                    -          1         1           2
Training                                      -          4         4           8
Re-engineering implementation                 -          -         -           -
                                          --------------------------------------
Total                                      $ 13        $55       $15         $83
                                           =====================================

SYSTEMS REDESIGN: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems and permit development of multi-tasking capabilities. A higher degree of complexity and additional functionality required by real-time, interactive systems contributed to the increase. During 1995, systems estimates increased due to the complexity and extensiveness of integration testing and quality assurance processes.

The actual 1994 and 1995 utilization and the revised expected utilization in 1996 of the systems redesign reserves, by business process, are as follows:

(Dollars In Millions)                      1994      1995       1996       Total
                                           -------------------------------------
Customer contact                           $  -       $ 30       $ 3        $ 33
Customer operations                           -         12         2          14
                                           -------------------------------------
Total                                      $  -       $ 42       $ 5        $ 47
                                           =====================================

WORK CENTER CONSOLIDATION was revised in 1994 for an increase in the number of work centers from what was originally planned based on union agreements. The revised estimate for 1996 is based on actual costs incurred to date and reflects the completion of the majority of the planned work centers. RELOCATION of employees was revised downward in 1994 due to the increase in the number of work centers and terms of the union agreements. At the end of 1995, the majority of the work centers are complete. TRAINING was delayed in 1994 due to the timing of the union agreements and the higher degree of complexity of systems redesign; total expected costs were decreased due to the planned use of more in-house training. Training was accomplished in 1995 through in-house, on-the-job and multi-media training. RE-ENGINEERING IMPLEMENTATION is winding down and will be reported with the related projects in 1996.

COSTS ALLOCATED FROM TELESECTOR RESOURCES
Approximately $141 million of restructuring charges ($86 million after-tax) was allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. The actual utilization of reserves in 1994 and 1995 and the expectation for 1996 are as follows:

(Dollars In Millions)                      1994      1995       1996       Total
                                           -------------------------------------
Severance                                  $ 44*    $   -       $ -         $ 44
Postretirement medical costs                 19         -         -           19
Systems re-engineering                       29        41         -           70
Re-engineering implementation                14         8         -           22
Work center consolidation                     -         3         -            3
                                           -------------------------------------
Total                                      $106       $52       $ -         $158
                                           =====================================

* 1994 includes $17 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

COST SAVINGS
Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 3,000 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $155 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $70 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

RESULTS OF OPERATIONS
---------------------
For the years ended December 31, 1995 and 1994, net (loss) income was $(122.3) million and $474.3 million, respectively. Results for 1995 include: an after-tax extraordinary charge of $627.8 million for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"); an after-tax charge of $108.3 million for pension enhancements for employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements; and non-recurring after-tax items of $9.9 million for accruals related to various self-insurance programs, regulatory contingencies and revised benefit charges. Results for 1994 included an after-tax charge of $111.2 million for pension enhancements for employees who elected to leave the Company under retirement incentives and for the Company's allocation from Telesector Resources for its pension enhancements.

OPERATING REVENUES for 1995 were $4.3 billion, an increase of $111.6 million, or 2.7%, over 1994. Supporting the revenue growth was a 4.0% growth in access lines and a 9.2% increase in access usage over 1994, partially offset by intrastate and interstate rate reductions.

OPERATING EXPENSES for 1995 were $3.4 billion, an increase of $43.7 million, or 1.3%, over 1994. Included in this increase (and as described below) were pension enhancement charges in 1995 and 1994, and non-recurring charges in 1995. Adjusting for these items, operating expenses were $3.2 billion, an increase of $20.9 million, or .7%, over 1994.

OPERATING REVENUES

The increase in operating revenues is comprised of the following:

                                             Increase (Decrease)
                                                 (In millions)
                                                 -------------

        Local service                                $ 60.9
        Long distance                                 (42.0)
        Network access                                 90.1
        Other                                           2.6
                                                     ------
                                                     $111.6
                                                     ======

LOCAL SERVICE REVENUES are earned from the provision of local exchange, local private line and local public network services. The increase was due principally to: (1) a $67 million increase in demand driven by growth in access lines and sales of calling features, (2) a $5 million increase resulting from the deferral of revenues for a subsequent refund to Vermont customers, (3) a $5 million decrease due to the 1994 reversal of previously deferred revenues in Rhode Island, and (4) a $7 million rate reduction required by an order of the Maine Public Utilities Commission.

LONG DISTANCE REVENUES are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The decrease was due principally to $24 million in required rate reductions primarily attributable to the Massachusetts rates restructuring, $7 million in price reductions in New Hampshire, and a net $12 million decrease in demand for message toll and wide area telecommunications services as a result of customer shifts to lower priced services offered by the Company and increased competition. It should be noted that certain competitive losses in long distance revenues are mostly offset by increases in network access revenues.

NETWORK ACCESS REVENUES are earned from the provision of exchange access services primarily to interexchange carriers. There was a $78 million increase in switched access revenues primarily due to increased demand, partially offset by a $10 million reduction in interstate rates. Special access revenues increased $12 million primarily due to increased demand.

OTHER REVENUES are earned from the provision of products and services other than Local service, Long distance and Network access. There was a $7 million increase in voice messaging services revenues and a net $4 million increase in revenues related to the directory licensing agreement with NYNEX Information Resources Company, offset by a $10 million decrease in billing and collection revenues pursuant to a contract with AT&T Corp. ("AT&T").

OPERATING EXPENSES

OPERATING EXPENSES for 1995 were $3.4 billion, an increase of $43.7 million, or 1.3%, over 1994. Included in this increase were pension enhancement charges of $174.5 and $168.1 million in 1995 and 1994, respectively, and non-recurring charges in 1995 of $16.4 million for various self-insurance programs, a court decision on overearnings complaints for the period 1987-1988 and revised benefit charges. These charges reflect events that occurred in

1995 and additional information made available through revised estimates and analyses completed during 1995. Adjusting for these items, operating expenses were $3.2 billion, an increase of $20.9 million, or .7%, over 1994.

DEPRECIATION AND AMORTIZATION increased $32.2 million principally due to: (1) a $19 million net increase due to growth in depreciable plant investment, (2) a $17 million increase due to revised intrastate depreciation rates in Vermont,
(3) a $4 million increase in the amortization of central office equipment, (4) a $4 million increase due to the discontinuance of regulatory accounting principles (see Note B) and (5) an $8 million decrease primarily attributable to revised non-regulated depreciation rates.

TAXES OTHER THAN INCOME, which include gross receipts taxes, property taxes and other non-income based taxes, increased $21.8 million. The increase is primarily due to a 1994 reversal of accrued property taxes as a result of unasserted municipal assessments.

EMPLOYEE RELATED COSTS, which consist primarily of wages, payroll taxes, and employee benefits, decreased $51.9 million. Wages and payroll taxes decreased $58 million as a result of reductions in the Company's work force due to transfers of employees to Telesector Resources associated with re-engineering service delivery to customers (see OTHER OPERATING EXPENSES) and to the Company's force reduction program, partially offset by salary and wage rate increases. Benefit expenses increased $6 million. There was a $7 million increase in pension expense attributable to changes in actuarial assumptions, a $7 million increase in medical, dental, and vision expense and a $2 million increase associated with revised charges for postemployment benefits (including revised estimates associated with workers compensation accruals). These increases were offset by a $9 million decrease resulting from the amortization of deferred pension costs pursuant to an intrastate regulatory plan.

OTHER OPERATING EXPENSES, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $18.8 million. The increase was principally due to: (1) a $135 million increase in charges from affiliated companies, primarily attributable to the transfer of functions to Telesector Resources, which includes charges for advertising, telemarketing and sales agent commissions, increases in Telesector Resources' contracted and centralized services and salary and wage rates, and the transfer of employees from the Company to Telesector Resources (see EMPLOYEE RELATED COSTS), partially offset by decreases due to Telesector Resources' force reduction program, (2) a $3 million increase in bad debt expense recognized pursuant to provisions of the billing and collection contract with AT&T, (3) a $99 million decrease in expenses primarily due to the transfer of functions to Telesector Resources (see EMPLOYEE RELATED COSTS) and to the Company's force reduction program and (4) an $11 million decrease in right to use fees resulting from decreased software deployment.

INTEREST EXPENSE

INTEREST EXPENSE decreased $9.1 million, or 5.6%, due to lower levels of advances from NYNEX, and the elimination of the amortization of the intrastate portion of previously deferred refinancing costs in the second quarter of 1995 as a result of the discontinuance of regulatory accounting principles (see Note
B).

INCOME TAXES

INCOME TAXES increased $44.3 million, or 16.5%, principally due to an increase in pretax income, a decrease in amortization of investment tax credits, and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles (see Note B).

EXTRAORDINARY ITEM

The discontinued application of Statement No. 71 required the Company, for financial accounting purposes, to adjust the carrying amount of telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax charge of $627.8 million, consisting of $472.6 million to adjust telephone plant and equipment and $155.2 million to write off non-plant regulatory assets and liabilities. The Company now utilizes shorter asset lives for certain categories of telephone plant and equipment than those previously approved by regulators (see Note B).

FINANCING
---------

At December 31, 1995, the Company had $500 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

COLLECTIVE BARGAINING AGREEMENTS
--------------------------------

In May 1994, an agreement was ratified with the Communications Workers of America to extend the collective bargaining agreement through August 8, 1998. A similar agreement was reached with and ratified by the International Brotherhood of Electrical Workers in August 1994. The wage rates increased 4.0% in August 1994 and 1995 and will increase 3.5% and 3.0% in August 1996 and 1997, respectively. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

REGULATORY ENVIRONMENT
----------------------

STATE REGULATORY
During 1995, the Company was able to replace rate of return regulation with price regulation plans in Massachusetts and Maine. These state regulatory plans eliminate the Company's obligation to share earnings with customers, allow the Company greater flexibility to vary prices to meet competition, and impose service quality performance measurements. In January 1996, the Company filed a proposed price regulation plan with the Rhode Island Public Utilities Commission.

INCENTIVE PLAN: In Massachusetts, the price regulation plan approved by the Massachusetts Department of Public Utilities ("MDPU") governs the Company's Massachusetts intrastate operations through August 2001. Certain residence exchange rates are capped, and pricing rules limit the Company's ability to increase prices for most services. The MDPU also established a quality of service index and ordered that the Company's inability to meet the performance levels in any given month would result in a one-twelfth of one percent increase in the productivity offset used in the annual price cap filing. The Company's initial price plan tariff filing, which became effective in September 1995, contains rate changes that will result in an annual revenue reduction of approximately $38 million. The MDPU's Order has been appealed to the Supreme Judicial Court of Massachusetts.

COMPETITION PROCEEDING: In 1995, hearings commenced in the MDPU's investigation of intraLATA and local exchange competition in Massachusetts. The MDPU has indicated that among the matters it intends to address are collocation, interconnection of networks, intraLATA toll presubscription, telephone number assignment and portability and universal service funding.

FEDERAL REGULATORY
PRICE CAP PLAN: The Telephone Companies are subject to incentive regulation in the form of price caps. Price cap limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. In 1995, the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking regarding the productivity factor used by local exchange carriers ("LECs") in the FCC price cap formula. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services. The FCC expects to issue an order in time for the final changes to be reflected in LECs' rates as of July 1996. The FCC has also issued a Notice of Proposed Rulemaking to determine how the price cap rules should be modified to accommodate increasing levels of competition. The FCC asked for comments on a proposal by the Telephone Companies that earnings sharing be reduced or eliminated as an LEC implements measures to promote competition for local exchange services. The FCC has indicated that it intends to establish a rulemaking proceeding in 1996 to consider reform of the rules concerning the structure of access charges. This rulemaking proceeding would consider changes that might be necessary as competition increases in the local telephone market.

OTHER FEDERAL REGULATORY: In January 1996, the FCC issued a Notice of Proposed Rulemaking addressing the charges made for interconnection between LECs and wireless carriers. Currently, such charges are established by contracts under the jurisdiction of the state regulatory commissions. The FCC requested comment on its tentative conclusion to require, pending the completion of its Proposed Rulemaking, reciprocal "bill-and-keep" compensation arrangements under which the originating carrier would no longer pay the terminating carrier for access. Adoption of the proposed procedure would have a negative effect on the revenues of the LECs, including the Telephone Companies. The Telephone Companies plan to participate actively in the proceeding.

During 1996, the FCC will conduct a number of rulemaking proceedings in order to implement the Telecommunications Legislation enacted in February 1996.

In February 1996, the Company advised the FCC that it relinquished authorization to construct advanced video dialtone network facilities in portions of Massachusetts and Rhode Island.

ITEM 8.    FINANCIAL STATEMENTS.

REPORT OF MANAGEMENT

Management of New England Telephone and Telegraph Company (the "Company") has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. The financial statements were prepared in accordance with generally accepted accounting principles, which require Management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. In Management's opinion, the financial statements are fairly presented. Management also prepared the other information in this report and is responsible for its accuracy and consistency with the financial statements.

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

Management of the Company has established and maintains an internal control structure that is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of the internal control structure should not exceed the benefits to be derived. The internal control structure provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. Management monitors the internal control structure for compliance, considers recommendations for improvement from both the internal auditors and Coopers & Lybrand, and updates such policies and procedures as necessary. Monitoring includes an internal auditing function to independently assess the effectiveness of the internal controls and recommend possible improvements thereto. Management believes that the internal control structure of the Company is adequate to accomplish the objectives discussed herein.

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

Management also recognizes its responsibility for conducting Company activities under the highest standards of personal and corporate conduct. This responsibility is accomplished by fostering a strong ethical climate as characterized in the NYNEX Code of Business Conduct, which is publicized throughout the Company. The Code of Conduct addresses, among other things, standards of personal conduct, potential conflicts of interest, compliance with all domestic and foreign laws, accountability for Company property, and the confidentiality of proprietary information.


                                Richard A. Jalkut
                                President and Chief Executive Officer


                                Mel Meskin
                                Vice President - Finance and Treasurer

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Share Owner and Board of Directors of
New England Telephone and Telegraph Company:


We have audited the financial statements and financial statement schedule of New England Telephone and Telegraph Company (the "Company") listed in Item 14(a) (1) and (2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note B to the financial statements, in the second quarter of 1995, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Additionally, as discussed in Note D to the financial statements, in the fourth quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", retroactive to January 1, 1993.


                                                  Coopers & Lybrand L.L.P.


New York, New York
February 5, 1996

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY

                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                               DOLLARS IN MILLIONS

                                                        For the Year Ended December 31,
                                                        -------------------------------
                                                        1995         1994        1993
                                                        ----         ----        ----
OPERATING REVENUES
------------------
  Local service                                        $1,958.1     $1,897.2     $1,812.3
  Long distance                                           694.3        736.3        758.0
  Network access                                        1,301.0      1,210.9      1,159.2
  Other                                                   360.4        357.8        340.7
                                                       --------     --------     --------
    Total operating revenues                            4,313.8      4,202.2      4,070.2
                                                       --------     --------     --------
OPERATING EXPENSES
------------------
  Maintenance and support                               1,114.5      1,168.0      1,202.9
  Depreciation and amortization                           904.8        872.6        832.7
  Marketing and customer services                         595.9        564.3        664.5
  Taxes other than income                                 128.9        107.1        127.6
  Provision for uncollectible revenues                     55.1         55.9         49.3
  Other                                                   554.0        541.6        896.0
                                                       --------     --------     --------
    Total operating expenses                            3,353.2      3,309.5      3,773.0
                                                       --------     --------     --------
Operating income                                          960.6        892.7        297.2
Other income (expense) - net                               11.3         12.8        (55.0)
Interest expense                                          153.9        163.0        175.0
                                                       --------     --------     --------
Earnings before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle                       818.0        742.5         67.2

Income taxes                                              312.5        268.2        (39.1)
                                                       --------     --------     --------
Earnings before extraordinary item
  and cumulative effect of change
  in accounting principle                                 505.5        474.3        106.3
Extraordinary item for the discontinuance of
  regulatory accounting principles,
  net of taxes (Note B)                                  (627.8)         -           -
Cumulative effect of change in
  accounting for postemployment benefits,
  net of taxes (Note D)                                   -              -          (25.0)
                                                       --------     --------     --------
NET INCOME (LOSS)                                      $ (122.3)     $ 474.3       $ 81.3
                                                       ========     ===-====     ========
RETAINED EARNINGS
-----------------
  Beginning of year                                    $  979.9     $  929.9     $1,262.0
    Net income (loss)                                    (122.3)       474.3         81.3
    Dividends                                            (442.7)      (424.3)      (413.4)
                                                       --------     --------     --------
  End of year                                          $  414.9     $  979.9     $  929.9
                                                       ========     ========     ========




                            See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                               DOLLARS IN MILLIONS

                                                             December 31,
                                                         ----------------------
                                                         1995             1994
                                                         ----             ----

ASSETS
------

Current assets:
  Cash                                                  $     8.4      $     9.1
  Receivables
    Trade and other (net of allowance of $49.7
      and $50.9, respectively)                              890.0          785.4
    Affiliates                                               27.1           18.8
  Deferred charges                                           95.9           82.6
  Deferred income taxes                                     106.2          109.9
  Inventory                                                  53.7           49.4
  Prepaid expenses and other                                 36.1           18.2
                                                        ---------      ---------
        Total current assets                              1,217.4        1,073.4
                                                        ---------      ---------


Telephone plant - net                                     5,861.5        6,632.9

Deferred charges and other                                  139.9          574.8
                                                        ---------      ---------

        TOTAL ASSETS                                    $ 7,218.8      $ 8,281.1
                                                        =========      =========




                 See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                               DOLLARS IN MILLIONS

                                                               December 31,
                                                          ----------------------
                                                          1995              1994
                                                          ----              ----

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------

Current liabilities:
  Accounts payable
    AT&T                                               $   96.5         $   92.9
    Affiliates                                            473.7            407.0
    Compensated absences                                   80.2             86.6
    Trade and other                                       431.3            468.8
  Short-term debt                                         387.6             53.8
  Dividends payable                                       110.7            106.1
  Taxes accrued                                            27.7             46.0
  Advance billing and customers' deposits                  19.5             20.1
  Interest accrued                                         38.1             38.0
                                                       --------         --------
        Total current liabilities                       1,665.3          1,319.3
                                                       --------         --------

Long-term debt                                          1,822.0          2,165.4
Deferred income taxes                                     345.5            773.2
Unamortized investment tax credits                         67.9             91.9
  Other long-term liabilities and deferred credits        814.1            862.3
                                                       --------         --------
        Total liabilities                               4,714.8          5,212.1
                                                       --------         --------

Commitments and contingencies (Notes H, I, J, M and N)

Share owner's equity:
  Common stock - one share,
    without par value (Note R)                              1.0          2,089.1
  Additional paid-in capital (Note R)                   2,088.1              -
  Retained earnings                                       414.9            979.9
                                                       --------         --------
        Total share owner's equity                      2,504.0          3,069.0
                                                       --------         --------

TOTAL LIABILITIES AND SHARE OWNER'S EQUITY             $7,218.8         $8,281.1
                                                       ========         ========





                 See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                               DOLLARS IN MILLIONS

                                                           For the Year Ended December 31,
                                                         -----------------------------------
                                                          1995          1994           1993
                                                          ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ (122.3)     $ 474.3       $ 81.3
                                                         --------     --------     --------
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Extraordinary item, net of taxes                          627.8          -            -
  Depreciation and amortization                             904.8        872.6        832.7
  Deferred income taxes - net                               (37.9)       (65.0)      (255.3)
  Deferred credits - net                                    (11.6)       (23.5)       (28.5)
  Changes in operating assets and liabilities:
    Receivables                                            (112.9)       (71.7)         3.3
    Deferred charges                                        (13.3)        16.9          5.5
    Deferred income taxes                                   110.4         10.7        (83.3)
    Inventory                                                (4.3)         8.2          9.1
    Prepaid expenses and other                             (149.6)        51.4        (29.7)
    Accounts payable                                         79.1         63.3        301.9
    Taxes accrued                                           (18.3)        19.5        (21.9)
    Advance billing and customers' deposits                  (0.6)         1.9         (0.9)
    Interest accrued                                          0.1          0.2         (7.6)
  Other-net                                                  90.4         42.8        426.1
                                                         --------     --------     --------
        Total adjustments                                 1,464.1        927.3      1,151.4
                                                         --------     --------     --------

Net cash provided by operating activities                 1,341.8      1,401.6      1,232.7
                                                         --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (885.8)      (876.9)      (819.0)
  Advances to NYNEX                                         -             -            82.0
                                                         --------     --------     --------

Net cash used in investing activities                      (885.8)      (876.9)      (737.0)
                                                         --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX                                       (18.0)      (104.3)       159.4
  Dividends paid to NYNEX                                  (438.2)      (421.6)      (409.2)
  Issuance of long-term debt                                -              -          669.5
  Repayment of long-term debt and
    capital leases                                           (0.5)        (0.9)        (1.1)
  Debt refinancings and call premiums                       -             -          (915.8)
                                                         --------     --------     --------

Net cash used in financing activities                      (456.7)      (526.8)      (497.2)
                                                         --------     --------     --------

  Net decrease in cash                                       (0.7)        (2.1)        (1.5)
  Cash at beginning of year                                   9.1         11.2         12.7
                                                         --------     --------     --------
  Cash at end of year                                       $ 8.4        $ 9.1       $ 11.2
                                                         ========     ========     ========


                 See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                          NOTES TO FINANCIAL STATEMENTS

A     ACCOUNTING POLICIES
      -------------------

NATURE OF OPERATIONS

New England Telephone and Telegraph Company (the "Company") is a wholly-owned subsidiary of NYNEX Corporation ("NYNEX") and primarily provides exchange telecommunications and exchange access services in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. Intrastate communications services are regulated by various state public service commissions ("state commissions") and interstate communications services are regulated by the Federal Communications Commission ("FCC").

The communications and media industry continues to experience fundamental changes at an ever-increasing pace. Telecommunications, information and entertainment services are converging in the market, driven by technology and released by landmark federal legislation that will remove historic regulatory barriers. These changes are likely to have a significant effect on the future financial performance of many companies in the industry. The Company cannot predict the effect of such competition on its business.

NYNEX is implementing a major restructuring of its business, has entered into domestic strategic alliances, and is expanding globally in select international markets in order to respond to competition. In addition, NYNEX is pursuing reforms in telecommunications policy at both the state and federal levels. In February, the Telecommunications Act of 1996 was signed into law. This legislation will lead to the development of competition in local and long distance telephone service and cable television.

BASIS OF PRESENTATION

The Company has a 33 1/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New York Telephone Company ("New York Telephone"), which is a wholly-owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 1994 and 1993 financial statements have been reclassified to conform to the current year's format.

In the second quarter of 1995, the Company discontinued using GAAP applicable to regulated entities (see Note B).

INVENTORY

Inventory, consisting of materials and supplies, is carried principally at average cost.

TELEPHONE PLANT

Telephone plant is stated at its original cost. When depreciable plant is disposed of, the carrying amount is charged to accumulated depreciation.

As a result of the implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), in the second quarter of 1995, the Company began recording depreciation expense using shorter asset lives based on expectations as to the revenue-producing lives of the assets (see Note B), calculated on a straight-line basis. Previously, depreciation rates used by the Company were prescribed by the FCC and by the state commissions for interstate operations and for intrastate operations, respectively, and were calculated on a straight-line basis using the concept of "remaining life."

CAPITALIZED INTEREST COST

As a result of the application of Statement No. 101, capitalized interest for the Company is recorded as a cost of telephone plant and equipment and a reduction of interest, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("Statement No. 34"). Previously, regulatory authorities allowed the Company to capitalize interest, including an allowance on share owner's equity, as a cost of constructing certain plant and as income, included in Other income (expense)
- net. Such income was realized over the service life of the plant as the resulting higher depreciation expense was recovered through the rate-making process.

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

REFINANCING CHARGES

As a result of the application of Statement No. 101, the Company no longer defers call premiums and other charges associated with the redemption of long-term debt, and previously deferred refinancing costs were eliminated (see Note B). The intrastate portion of these costs had been deferred and amortized over periods stipulated by the state commissions. The interstate portion had been expensed as required by the FCC.

INCOME TAXES

NYNEX and its subsidiaries, including the Company, file a consolidated Federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the consolidated group's taxable income and tax credits.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Statement No. 109 requires that deferred tax assets and liabilities be measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse.

For the Company, prior to the application of Statement No. 101, the treatment of excess deferred taxes resulting from the reduction of tax rates in prior years was subject to federal income tax and regulatory rules. Deferred income tax provisions of the Company were based on amounts recognized for rate-making purposes. The Company recognized a deferred tax liability and established a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability is depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), required the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they would be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reversed excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the state commissions generally allowed amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes. As a result of the application of Statement No. 101, income tax-related regulatory assets and liabilities were eliminated (see Note B).

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

B     DISCONTINUANCE OF REGULATORY ACCOUNTING PRINCIPLES
      --------------------------------------------------

In the second quarter of 1995, the Company discontinued accounting for its operations in accordance with the provisions of Statement No. 71. As a result, the Company recorded an extraordinary non-cash charge of approximately $627.8 million, net of income taxes of $414.2 million.

The operations of the Company no longer met the criteria for application of Statement No. 71 due to a number of factors including: significant changes in regulation (achievement of price regulation rather than rate-of-return regulation in Massachusetts and Maine, and ongoing efforts to achieve price regulation in its remaining jurisdictions); an intensifying level of competition; and the increasingly rapid pace of technological change. Under Statement No. 71, the Company had accounted for the effects of rate actions by federal and state regulatory commissions by establishing certain regulatory assets and liabilities, including the depreciation of its telephone plant and equipment using asset lives approved by regulators and the deferral of certain costs and obligations based on approvals received from regulators. The Company had continually assessed its position and the recoverability of its telecommunications assets with respect to Statement No. 71.

Telephone plant and equipment was adjusted through an increase in accumulated depreciation, to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company not been subject to rate regulation. Gross plant was written off where fully depreciated, and non-plant regulatory assets and liabilities were eliminated from the balance sheet.

The after-tax extraordinary charge recorded consists of $472.6 million for the adjustment to telephone plant and equipment and $155.2 million for the write-off of non-plant regulatory assets and liabilities.

The net decrease of $790.1 million to telephone plant and equipment was supported by a depreciation analysis, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative under-depreciation of telephone plant and equipment as a result of the regulatory process. An impairment analysis was performed that did not identify any additional amounts not recoverable from future operations. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

The major elements of the write-off of non-plant regulatory net assets were as follows:

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
                                             ======           ======

With the adoption of Statement No. 101, the Company now uses estimated asset lives for certain categories of telephone plant and equipment that are shorter than those approved by regulators. These shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of average asset lives before and after the discontinuance of

Statement No. 71 for the most significantly affected categories of telephone plant and equipment is as follows:

                                                Average lives (in years)
                                                ------------------------
                                            Composite
                                       Regulator-Approved           Economic
                                           Asset Lives            Asset Lives
                                    --------------------------------------------
   Digital Switching                            17                     12
   Circuit - Other                              11                      8
   Aerial Metallic Cable                        21                     17
   Underground Metallic Cable                   25                     15
   Buried Metallic Cable                        22                     17
   Fiber                                        30                     20

The application of Statement No. 101 does not change the Company's accounting and reporting for regulatory purposes.

C     INCOME TAXES
      ------------

The components of income tax expense (benefit) are as follows:
--------------------------------------------------------------------------------
Dollars In Millions                         1995*         1994          1993**
--------------------------------------------------------------------------------
Federal:
    Current                               $305.7         $297.0        $206.5
    Deferred - net                         (32.3)         (58.3)       (219.0)
    Deferred tax credits - net             (11.6)         (23.5)        (28.5)
                                          ------         ------        ------
                                           261.8          215.2         (41.0)
                                          ------         ------        ------
State:
    Current                                 56.3           59.7          38.2
    Deferred - net                          (5.6)          (6.7)        (36.3)
                                          ------         ------        ------
                                            50.7           53.0           1.9
                                          ------         ------        ------
Total                                     $312.5         $268.2        $(39.1)
                                          ======         ======        ======
--------------------------------------------------------------------------------

* Does not include the deferred tax benefit of $414.2 million associated with the Extraordinary item for the discontinuance of regulatory accounting principles.

** Does not include the deferred tax benefit of $14.1 million associated with the Cumulative effect of change in accounting for postemployment benefits.

A reconciliation between the federal income tax expense (benefit) computed at the statutory rate and the Company's effective tax expense (benefit) is as follows:

--------------------------------------------------------------------------------
Dollars In Millions                               1995         1994         1993
--------------------------------------------------------------------------------

Federal income tax expense
computed at the statutory rate                  $286.3       $259.9      $ 23.5

a.    Amortization of investment
      tax credits                                 (9.7)       (23.5)      (28.5)

b.    Amortization of excess
      deferred federal taxes due
      to change in the tax rates                  (3.0)       (18.1)      (39.0)

c.    Depreciation of certain taxes and
      payroll-related construction costs
      capitalized for financial statement
      purposes, but deducted for income
      tax purposes in prior years                  2.1          7.4         5.9

d.    Allowance for funds used during
      construction, which is excluded
      from taxable income, net of
      applicable depreciation                     (0.2)        (0.1)       (0.7)

e.    State income taxes,
      net of federal tax benefit                  32.9         34.5         1.2

f.    Other items - net                            4.1          8.1        (1.5)
                                                ------       ------       -----

Income tax expense (benefit)                    $312.5       $268.2      $(39.1)
                                                ======       ======      ======
--------------------------------------------------------------------------------

Temporary differences for which deferred income taxes have not been provided by the Company are represented principally by "c" above. Upon the discontinuance of Statement No. 71 (see Note B), items "b" and "c" above have been eliminated.

The components of current and non-current deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

--------------------------------------------------------------------------------
Dollars In Millions                                1995              1994
--------------------------------------------------------------------------------

Deferred tax assets
  Employee benefits                             $  368.5          $  277.3
  Restructuring charges                             54.5              72.6
  Unamortized ITC                                   23.8              53.5
  Other                                             25.8              43.6
                                                --------          --------
                                                   472.6             447.0
                                                --------          --------

Deferred tax liabilities
  Depreciation and amortization                    656.4             978.0
  Employee benefits                                 48.9              57.1
  Other                                              6.7              75.3
                                                --------          --------
                                                   712.0           1,110.4
                                                --------          --------
Net deferred tax liabilities                     $ 239.4          $  663.4
                                                ========          ========
--------------------------------------------------------------------------------

During 1995, income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71 (see Note B).

At December 31, 1994, the Company had recorded approximately $209.7 million in deferred charges and deferred taxes representing the cumulative amount of income taxes on temporary differences that were previously flowed through to ratepayers. This deferral had been increased for the tax effect of future revenue requirements and was amortized over the lives of the related depreciable assets concurrently with their recovery in rates.

The Company had recorded a regulatory liability at December 31, 1994 of approximately $225.4 million, in Other long-term liabilities and deferred credits and in Accounts payable - Trade and other. A substantial portion of the regulatory liability related to the 1986 reduction in the statutory federal income tax rate and unamortized ITC. This liability had been increased for the tax effect of future revenue requirements.

D     EMPLOYEE BENEFITS
      -----------------

PENSIONS
Substantially all of the Company's employees are covered by one of two NYNEX noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for nonmanagement employees are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants.

Total pension benefit for 1995, 1994 and 1993 was $78.9, $87.0 and $51.0 million, respectively. Deferral of pension cost was discontinued as of January 1, 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see POSTRETIREMENT BENEFITS OTHER THAN PENSIONS below). The pension benefit for 1995, 1994 and 1993 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels. At December 31, 1995 and 1994, the Company recorded approximately $403.0 and $335.4 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1995 and 1994 include a discount rate of 7.25% and 8.50%, respectively, and an increase in future compensation levels of 4.1% and 4.5%, respectively, for management employees and 4.0% in both years for nonmanagement employees. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1995, 1994 and 1993. The actuarial projections included herein anticipate plan improvements for active employees in the future.

As a result of planned work force reductions primarily through retirement incentives in 1995 and 1994, the Company incurred additional pension costs of $143.0 and $145.9 million, respectively. In 1995, this cost was comprised of a charge for special termination benefits of $182.3 million and a curtailment gain of $39.3 million, partially offset by 1993 severance reserves of $21.7 million, which were transferred to the pension liability. In 1994, this cost was comprised of a charge for special termination benefits of $215.9 million and a curtailment gain of $70.0 million, partially offset by 1993 severance reserves of $61.5 million which were transferred to the pension liability.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company. The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"), cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in NYNEX's Annual Report for the year ended December 31, 1995.

Effective January 1, 1993, the Company adopted Statement No. 106, which changed the practice of accounting for postretirement benefits from recognizing costs as benefits are paid to accruing the expected cost of providing these benefits during an employee's working life. The Company is recognizing the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1995, 1994 and 1993 for the Company was $153.4, $157.1 and $143.0 million, respectively.

The actuarial assumptions used to determine the 1995 and 1994 obligation for postretirement benefit plans under Statement No. 106 are as follows: discount rate of 7.25% and 8.50%, respectively; weighted average expected long-term rate of return on plan assets of 8.4% in both years; weighted average salary growth rate of 4.0% and 4.2%, respectively; medical cost trend rate of 11.6% and 12.6% in 1995 and 1994, respectively, grading down to 4.5% in 2008; and dental cost trend rate of 4.0% and 4.5% in 1995 and 1994, respectively, grading down to 3.0% in 2002.

As a result of planned work force reductions, the Company recorded an additional $193.9 million of postretirement benefit cost in 1993 accounted for as a curtailment. In 1995 and 1994, under work force reduction retirement incentives, the Company incurred additional postretirement benefit costs of $42.5 and $84.8 million, respectively. In 1995, this cost was comprised of a curtailment loss of $21.0 million and a charge for special termination benefits of $21.5 million, partially offset by $27.8 million accrued for in 1993. In 1994, this cost was comprised of a curtailment loss of $66.4 million and a charge for special termination benefits of $18.4 million, partially offset by $37.2 million accrued for in 1993.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for nonmanagement, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred excess pensions assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1995, 1994 and 1993. The assets in the VEBA Trusts consist primarily of equity and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

REGULATORY TREATMENT
With respect to interstate treatment, in 1994 the FCC's 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106 was overturned in the court. Tariff revisions were filed by the Company and New York Telephone (collectively, the "Telephone Companies") with the FCC in 1994 to amend price cap indices to reflect additional exogenous costs recognized under Statement No. 106, including $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the FCC Common Carrier Bureau's investigation. The annual update to the price cap rates, effective August 1, 1995, included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement No. 106.

With respect to intrastate treatment, in 1993 the Company implemented an accounting plan as previously discussed with the regulatory commissions in each of the states in which it operates for regulatory accounting and rate-making treatment. The plan provided for immediate adoption of both Statement No. 106 and Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("Statement No. 87"), on a revenue requirement neutral basis, amortization of existing deferred pension costs within a ten-year period, and discontinuance of additional deferrals of Statement No. 106 and Statement No. 87 costs. In December 1994, the Company amortized $12.1 million of deferred pension costs according to this accounting plan.

Upon the discontinuance of Statement No. 71, remaining deferred pension costs were eliminated (see Note B).

POSTEMPLOYMENT BENEFITS
The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"), in the fourth quarter of 1993, retroactive to January 1, 1993. Statement No. 112 applies to postemployment benefits, including workers' compensation, disability plans and disability pensions, provided to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. Statement No. 112 changed the Company's method of accounting from recognizing costs as benefits are paid to accruing the expected costs of providing these benefits. The initial effect of adopting Statement No. 112 was reported as a cumulative effect of a change in accounting principle and resulted in a one-time, non-cash charge of $39.1 million ($25.0 million after-tax) in 1993.

E     TELEPHONE PLANT - NET
      ---------------------

The components of Telephone plant - net are as follows:

                                                               December 31,
--------------------------------------------------------------------------------
Dollars In Millions                                        1995             1994
--------------------------------------------------------------------------------

Buildings                                               $   855.7      $   817.0
Telephone plant and equipment                            11,058.3       10,682.2
Furniture and other equipment                                61.5           65.4
Other                                                       334.8          329.5
                                                        ---------      ---------
Total depreciable telephone plant                        12,310.3       11,894.1
Less:  accumulated depreciation                           6,681.9        5,451.8
                                                        ---------      ---------
                                                          5,628.4        6,442.3
Land                                                         36.6           36.4
Plant under construction and other                          196.5          154.2
                                                        ---------      ---------
Total Telephone plant - net                             $ 5,861.5      $ 6,632.9
                                                        =========      =========
--------------------------------------------------------------------------------

The discontinued application of Statement No. 71 resulted in a net decrease to telephone plant and equipment of $790.1 million, primarily through an increase in accumulated depreciation (see Note B).

F     LONG-TERM DEBT
      --------------

Interest rates and maturities on long-term debt outstanding are as follows:

                                                                            December 31,
--------------------------------------------------------------------------------------------
Dollars In Millions               Interest Rates        Maturities        1995         1994
--------------------------------------------------------------------------------------------

Debentures                        4  1/2% - 4 5/8%      1999-2005       $  155.0    $  155.0
                                  6  1/8% - 7 7/8%      2006-2022          525.0       525.0
                                  6  7/8% -     9%      2023-2031          350.0       700.0
Notes                             5 1/20% - 8 5/8%      1997-2003          800.0       800.0
Unamortized discount - net                                                  (9.8)      (16.9)
                                                                        --------    --------
                                                                         1,820.2     2,163.1
Long-term capital lease obligations                                          1.8         2.3
                                                                        --------    --------
Total Long-term debt                                                    $1,822.0    $2,165.4
                                                                        ========    ========
--------------------------------------------------------------------------------------------


In 1997 and 1998, $175 and $100 million, respectively, of the Notes will mature. In 1999, $100 million of the Notes and $45 million of the Debentures will mature.

The Company's Debentures, except for its Forty Year 9% Debentures, due August 1, 2031, are callable five years after the issue date, upon thirty days' notice, at the option of the Company. The Company's Forty Year 9% Debentures, due August 1, 2031, are callable ten years after the issue date, upon thirty days' notice by the Company.

At December 3l, l995, the Company had $500 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

G     SHORT-TERM DEBT
      ---------------

Short-term debt and related weighted average interest rates are as follows:
--------------------------------------------------------------------------------
                                                             Weighted Average
                                                               Interest Rates
--------------------------------------------------------------------------------
Dollars In Millions                  December 31,               December 31,
--------------------------------------------------------------------------------
                                    1995        1994           1995        1994

Advances from NYNEX               $ 37.1         $55.1         5.93%       6.06%
Debt maturing within one year      350.0           -
Other                                0.5          (1.3)
                                  ------         -----
Total Short-term debt             $387.6         $53.8
                                  ======         =====
--------------------------------------------------------------------------------

$350.0 million of the Company's Debentures are repayable on November 15, 1996, in whole or in part, at the option of the holder, and as such are classified as Short-term debt at December 31, 1995.

Interest expense on advances from NYNEX was $1.1, $5.9 and $4.2 million in 1995, 1994 and 1993, respectively.

H     FINANCIAL COMMITMENTS
      ---------------------

In December 1995, Telesector Resources entered into purchase agreements with various suppliers to purchase, on behalf of the Telephone Companies, equipment and software to upgrade the network. The purchase agreements are over five years with a commitment of approximately $550 million.

I     LEASE COMMITMENTS
      -----------------

The Company leases certain facilities and equipment used in its operations. Rental expense was $52.9, $68.3 and $68.5 million for 1995, 1994 and 1993, respectively. At December 31, 1995, the minimum lease commitments under noncancelable leases for the periods shown are as follows:

--------------------------------------------------------------------------------
Dollars In Millions
--------------------------------------------------------------------------------
Year                                               Operating         Capital
--------------------------------------------------------------------------------
1996                                                  $ 52.5          $0.9
1997                                                    38.0           0.9
1998                                                    36.2           0.9
1999                                                    33.6           0.7
2000                                                    32.0           0.6
Thereafter                                             278.3           0.1
                                                      ------          ----
Total minimum lease payments                          $470.6           4.1
                                                      ======
Less:  executory costs                                                 1.2
                                                                      ----
Net minimum lease payments                                             2.9
Less:  interest                                                        0.6
                                                                      ----
Present value of net minimum lease payments                           $2.3
                                                                      ====
--------------------------------------------------------------------------------

J     TRANSACTIONS WITH AT&T CORP.
      ----------------------------

In 1995, 1994 and 1993, AT&T Corp. ("AT&T") provided approximately 14%, 14% and 15%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

K     TRANSACTIONS WITH AFFILIATES
      ----------------------------

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax, legal and accounting support, and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed. Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries.

For 1995, 1994 and 1993, the Company recorded allocated costs of $20.1, $21.2 and $51.9 million, respectively, in connection with these services. The Company also participates in compensation plans utilizing NYNEX stock.

Telesector Resources performs marketing, accounting, finance, data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. Prior to 1993, the costs of these services were allocated to the Telephone Companies based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1995, 1994 and 1993, the Company recorded charges from Telesector Resources of $664.5, $718.0 and $670.3 million, respectively, for data processing services and materials-related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials-related charges to the Company in 1995, 1994 and 1993 were approximately $226.9, $242.7 and $255.4 million, respectively. Telesector Resources acts as a purchasing agent for the Company for directly shipped materials and supplies. During 1995, 1994 and 1993, total agency purchases by Telesector Resources amounted to $50.6, $132.1 and $123.6 million, respectively. In addition, in 1995, 1994 and 1993, approximately $36.3, $36.1 and $140.8 million, respectively, of restructuring charges ($22.1, $21.9 and $85.5 million after-tax) were allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. In 1995, the Company, New York Telephone and NYNEX transferred approximately 930, 1,200 and 170 employees, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1995, 1994 and 1993, the Company recorded charges of $30.7, $39.8 and $42.1 million, respectively, for services provided by Bellcore.

In 1992, the FCC permitted the Telephone Companies to unify their interstate access rates. As a result of the unified rate structure, the Company experienced an interstate rate increase and New York Telephone experienced an offsetting interstate rate decrease. The Telephone Companies implemented a phase-in payment plan ("transition plan") in order to avoid sudden changes in each of the Telephone Company's earnings resulting from the unified rate structure. In 1993, the Company made transition payments of $55 million to New York Telephone. The transition plan was completed in 1993.

The Company has an agreement with NYNEX Information Resources Company ("NIRC") pursuant to which NIRC pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For 1995, 1994 and 1993, licensing fees, included in Other revenues, amounted to $171.3, $167.8 and $156.7 million, respectively.

Since 1991, NIRC has made payments to the Company of all of NIRC's earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, in excess of a regulated return.

L     TAXES OTHER THAN INCOME
      -----------------------

Taxes other than income consist of:

--------------------------------------------------------------------------------
Dollars In Millions                          1995           1994           1993
--------------------------------------------------------------------------------

Property                                    $ 96.6          $ 78.1        $ 98.6
Gross receipts                                21.7            25.5          24.8
Other                                         10.6             3.5           4.2
                                            ------          ------        ------
        Total                               $128.9          $107.1        $127.6
                                            ======          ======        ======
--------------------------------------------------------------------------------

M     REVENUES SUBJECT TO POSSIBLE REFUND
      -----------------------------------

Several state and federal regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1995, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $31.8 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

N     LITIGATION AND OTHER CONTINGENCIES
      ----------------------------------

Various legal actions and regulatory proceedings are pending that may affect the Company. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or annual operating results but could have a material effect on quarterly operating results.

O     SUPPLEMENTAL CASH FLOW INFORMATION
      ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                      For the Years Ended
                                                          December 31,
--------------------------------------------------------------------------------
Dollars in Millions                               1995        1994         1993
--------------------------------------------------------------------------------

Income tax payments                              $379.6      $279.1       $329.2
Interest payments                                $157.1      $160.9       $179.0
--------------------------------------------------------------------------------

P     FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation or sale.

--------------------------------------------------------------------------------
Dollars in Millions                                    December 31,
--------------------------------------------------------------------------------
                                                  1995                1994
                                                  ----                ----
Long-term debt
--------------

Carrying amount                                 $1,820.2             $2,163.1
Fair value                                      $1,861.2             $1,987.4
--------------------------------------------------------------------------------

Q     BUSINESS RESTRUCTURING
      ----------------------

In 1995 and 1994, $174.5 and $168.1 million, respectively, of pretax pension enhancement charges were recorded. These charges were included in the Statements of Income in Other expenses.

In the fourth quarter of 1993, approximately $619 million of pretax business restructuring charges was recorded, primarily related to efforts to redesign operations and work force reductions. These charges included: $395 million for severance and postretirement medical costs; $83 million for re-engineering service delivery; and $141 million of restructuring charges allocated to the Company from Telesector Resources. The restructuring charges were included in the Statements of Income as follows: Maintenance and support - $78 million; Marketing and customer services - $77 million; and Other expense - $464 million.

R     SHARE OWNER'S EQUITY
      --------------------

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $2.1 billion and such amount was reallocated to Additional paid-in capital.

SUPPLEMENTARY INFORMATION

Quarterly Financial Information (Unaudited)

--------------------------------------------------------------------------------------------
                                                   For the quarter ended
Dollars In Millions                 March 31,    June 30,     September 30,     December 31,
--------------------------------------------------------------------------------------------

1995
----
Operating revenues                  $1,053.6     $1,074.5         $1,088.3        $1,097.4
Operating income                    $  239.7     $  237.1         $  275.3        $  208.5
Earnings before
 extraordinary item                 $  124.0     $  123.7         $  145.6        $  112.2
Extraordinary item for
 the discontinuance of
 regulatory accounting
 principles, net of taxes           $    -       $ (627.8)        $    -          $    -
Net income (loss)                   $  124.0     $ (504.1)        $  145.6        $  112.2

1994
Operating revenues                  $1,052.7     $1,051.5         $1,047.4        $1,050.6
Operating income                    $  263.7     $  201.7         $  274.2        $  153.1
Net income                          $  144.7     $  105.4         $  152.7        $   71.5
---------------------------------------------------------------------------------------------

Results for the first, second, third and fourth quarters of 1995 include $31.2, $40.3, $23.0 and $80.0 million, respectively, of pretax charges for pension enhancements, which were reflected in operating expenses. The after-tax effect of these charges was $20.9, $25.1, $14.0 and $48.3 million, respectively.

Results for the second quarter of 1995 include the effects of the discontinuance of regulatory accounting principles, recorded as an extraordinary item (see Note
B). Results for the second and third quarters of 1995 include $9.0 million ($5.4 million after-tax) and $7.4 million ($4.5 million after-tax), respectively, for various non-recurring charges which were reflected in operating expenses.

Results for the second, third and fourth quarters of 1994 include $54.3, $6.7 and $107.1 million, respectively, of pretax charges for pension enhancements, which were reflected in operating expenses. The after-tax effect of these charges was $34.7, $4.5 and $72.0 million, respectively.

Results for the fourth quarter of 1994 include $23.9 million of pretax credits to pension and medical expense associated with plan amendments and favorable plan experience. The total pretax effect was included in operating expenses. The after-tax effect of these credits was an increase in net income of $14.9 million, of which $3.7 million was applicable to the fourth quarter.

For further discussion of these items, see Management's Discussion and Analysis of Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During 1995 and 1994, the Company did not change its auditors.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K.

(a)     Documents filed as part of this Annual Report on Form 10-K.
        -----------------------------------------------------------

                                                                  Pages in This
                                                                Annual Report On
                                                                   Form 10-K
                                                                ----------------

        (1) Financial Statements filed as part of this report are listed in the Table of Contents on page 3 and contained in Item 8 herein.

        (2)    Financial Statement Schedule.  The following
               -----------------------------
               financial statement schedule of the Registrant is included herein in response to Item 14:

               II - Valuation and Qualifying Accounts...              49

        Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules are not required or applicable.


        (3)    Exhibits. Exhibits on file with the Securities and Exchange
               --------
               Commission ("SEC"), as identified in parentheses below, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
------

(3)a Restated Certificate of Incorporation of New England Telephone and Telegraph Company (the "Company") dated August 19,
                  1988 (Exhibit No. (19)ii to the Registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

(3)b              By-Laws of the Company as amended April 18, 1989 (Exhibit No.
                  (3)b to the Registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

(4) No instrument which defines the rights of holders of long-term debt of the Company is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)(ii)(B)1 Directory License Agreement between the Company and NYNEX Information Resources Company dated as of January 1, 1991 (Exhibit No. (10)(ii)(B)4 to the Registrant's filing on Form SE dated March 26, 1991, File No. 1-1150).

(10)(ii)(B)2 Service Agreement concerning provision by Telesector Resources Group, Inc. to the Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing, operational support and similar services, dated March 31, 1992 (Exhibit No. (19)(i)1 to the Registrant's filing on Form SE dated March 23, 1993, File No. 1-1150).

(12)              Computation of Ratio of Earnings to Fixed Charges.

(23)              Consent of Independent Accountants.

(24)              Powers of attorney.

(b)     Reports on Form 8-K.
        --------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY


                                     By /s/Mel Meskin
                                        ----------------------------------------
                                                       Mel Meskin
                                               Vice President-Finance and
                                                        Treasurer

                                                      March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Richard. A. Jalkut*
President and Chief Executive Officer

Principal Financial Officer:

Mel Meskin
Vice President-Finance and Treasurer

Principal Accounting Officer:

John W. Diercksen*
Controller


A Majority Of Directors:
    Lilyan H. Affinito*                    *By /s/Mel Meskin
    Joseph A. Califano, Jr.*                   ---------------------------------
    Arnold J. Eckelman*                        (Mel Meskin, as attorney-in-fact,
    Thomas F. Gilbane, Jr.*                    and on his own behalf as
    Ronald A. Homer*                           Principal Financial Officer)
    Alice Stone Ilchman*                       March 21, 1996
    Richard A. Jalkut*
    John F. X. Mannion*
    Jane E. Newman*
    Paul L. Snyder*
    Ira Stepanian*
    Frank J. Tasco*


                                                    NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                                           FINANCIAL STATEMENT SCHEDULE
                                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                               (DOLLARS IN MILLIONS)

------------------------------------------------------------------------------------------------------------------------------------
        COLUMN A                          COLUMN B                       COLUMN C                        COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                          Balance at           ------------------------                                   Balance at
                                         Beginning of      Charged to Costs       Charged to                               End of
      Description                          Period            and Expenses        Other Accounts        Deductions          Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectibles

      Year 1995 . . . . . . .               50.9                  55.1               57.1 (a)            113.4 (b)          49.7

      Year 1994 . . . . . . .               46.2                  55.9               54.8 (a)            106.0 (b)          50.9

      Year 1993 . . . . . . .               40.6                  49.3 (c)           50.9 (a)(c)          94.6 (b)          46.2 (c)


Restructuring

      Year 1995 . . . . . . .              193.0                   -                  -                   94.4              98.6

      Year 1994 . . . . . . .              286.9                   -                  -                   93.9             193.0

      Year 1993 . . . . . . .               33.2                 284.7 (c)            -                   31.0             286.9 (c)



(a)  Includes amounts to establish a reserve for purchased accounts receivable.

(b) Amounts written off as uncollectible. Amounts previously written off are credited directly to this account when recovered.

(c) Amounts for 1993 have been reclassified to conform to the current year's format.