Form 10-Q
period 1996-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1996-05-10
CIK 71344

Form 10-Q


                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


(Mark one)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996


                                         OR


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes [X]       No [ ]

Form 10-Q Part I
                   New England Telephone and Telegraph Company

                         PART I - FINANCIAL INFORMATION
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                            (In millions) (Unaudited)

                                           For the Three Months Ended
                                                      March 31,
                                               1996          1995
OPERATING REVENUES
  Local service                              $  503.4           $  479.3
  Long distance                                 171.7              172.2
  Network access                                339.2              317.9
  Other                                         119.1               84.2
      Total operating revenues                1,133.4            1,053.6

OPERATING EXPENSES
  Maintenance and support                       286.5              282.0
  Depreciation and amortization                 235.5              227.8
  Marketing and customer services               162.0              125.7
  Taxes other than income                        35.0               31.7
  Provision for uncollectible revenues           13.5               14.7
  Other                                         167.5              132.0
      Total operating expenses                  900.0              813.9

Operating income                                233.4              239.7

Other income (expense) - net                      (.6)               3.2

Interest expense                                 35.8               40.3

Earnings before income taxes
  and cumulative effect of
  change in accounting principle                197.0              202.6

Income taxes
  Federal                                        62.7               64.5
  State and local                                13.0               14.1
      Total income taxes                         75.7               78.6

Earnings before cumulative effect of
  change in accounting principle                121.3              124.0

Cumulative effect of change in
  accounting for directory
  publishing income, net of
  taxes (Note B)                                 55.2                -

NET INCOME                                   $  176.5           $  124.0

RETAINED EARNINGS
  Beginning of year                          $  414.9           $  979.9
     Net income                                 176.5              124.0
     Dividends declared                        (116.6)            (110.6)
  End of period                              $  474.8           $  993.3


                 See accompanying notes to financial statements.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                            (In millions) (Unaudited)

                                               March 31,          December 31,
                                                 1996                1995

ASSETS
Current assets:
  Cash                                          $    12.3           $     8.4
  Receivables
    Trade and other (net of allowance of
      $52.6 and $49.7, respectively)                912.2               890.0
    Affiliates                                      126.5                27.1
  Deferred charges                                   71.6                95.9
  Deferred income taxes                              65.8               106.2
  Inventory                                          68.9                53.7
  Prepaid expenses and other                         47.6                36.1
      Total current assets                        1,304.9             1,217.4

Telephone plant - at cost                        12,713.2            12,543.4
  Less: accumulated depreciation                  6,889.4             6,681.9
                                                  5,823.8             5,861.5

Deferred charges and other                          136.5               139.9

      TOTAL ASSETS                              $ 7,265.2           $ 7,218.8

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
  Accounts Payable
      Affiliates                                    461.6               473.7
      Other                                         482.9               608.0
  Short-term debt                                   352.4               387.6
  Dividends payable                                 116.7               110.7
  Taxes accrued                                     126.2                27.7
  Advance billing and cust`omers' deposits            20.8                19.5
  Interest accrued                                   52.4                38.1
      Total current liabilities                   1,613.0             1,665.3

Long-term debt                                    1,822.2             1,822.0
Deferred income taxes                               300.5               345.5
Unamortized investment tax credits                   66.0                67.9
Other long-term liabilities and deferred credits    899.6               814.1
      Total liabilities                           4,701.3             4,714.8

Commitments and contingencies (Notes C and D)

Share owner's equity:
  Common stock - one share, without par value         1.0                 1.0
  Additional paid-in capital                      2,088.1             2,088.1
  Retained earnings                                 474.8               414.9
      Total share owner's equity                  2,563.9             2,504.0

      TOTAL LIABILITIES AND
       SHARE OWNER'S EQUITY                     $ 7,265.2           $ 7,218.8

                 See accompanying notes to financial statements.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

                            STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)

                                           For The Three Months Ended
                                                    March 31,
                                              1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $ 176.5              $ 124.0
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
  Depreciation and amortization               235.5                227.8
  Deferred income taxes - net                 (40.4)               (18.2)
  Deferred credits - net                       (1.9)                (3.1)
  Change in operating assets
    and liabilities:
    Receivables                              (121.6)                15.2
    Deferred charges                           24.3                  6.5
    Deferred income taxes                      40.4                 11.3
    Inventory                                 (15.2)                 0.6
    Prepaid expenses and other                (11.5)               (13.8)
    Accounts payable                         (137.2)               (35.0)
    Taxes Accrued                              98.5                 74.9
    Advance billing and customers'
     deposits                                   1.3                  0.9
    Interest accrued                           14.3                  7.5
  Other - net                                 181.2                 13.2
      Total adjustments                       267.7                287.8

Net cash provided by operating
  activities                                  444.2                411.8


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (294.2)              (222.1)
  Advances to NYNEX                             -                  (30.6)

Net cash used in investing activities        (294.2)              (252.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from NYNEX                         (35.3)               (55.1)
  Dividends paid to NYNEX                    (110.7)              (106.1)
  Repayment of long-term debt and
    capital leases                             (0.1)                (0.1)

Net cash used in financing activities        (146.1)              (161.3)

  Net increase (decrease) in Cash               3.9                 (2.2)
  Cash at beginning of period                   8.4                  9.1
  Cash at end of period                     $  12.3              $   6.9


                 See accompanying notes to financial statements.

Form 10-Q Part I
                  New England Telephone and Telegraph Company

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

A       Basis of Presentation

The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly-owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1995 Annual Report on Form 10-K.

B       Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in an $8.5 million increase in net income.

Pro forma results, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:

                                  Three Months Ended
                                    March 31, 1995
                                     (In millions)
                              Pro forma         As Reported
                              ---------         -----------
Net Income                     $132.6               $124.0

Form 10-Q Part I
                   New England Telephone and Telegraph Company

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

C       Revenues Subject to Possible Refund

Several state and federal regulatory matters, may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $32.8 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

D       Litigation and Other Contingencies

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

E       Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                             For the
                                       Three Months Ended
                                            March 31,
                                         1996      1995
                                         --------------
                                          (In millions)

        Income tax payments              $33.3        $36.6
        Interest payments                $37.8        $29.9

F       Subsequent Events

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996 that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both NYNEX and Bell Atlantic. The transaction is expected to close within twelve months.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the first quarter of 1996 was $176.5 million. Net income for the first quarter of 1995 was $124.0 million.

Net income for the first quarter of 1996 includes a gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first quarter of 1996 also includes charges of $51.5 million for certain special charges related to pension enhancements and various self-insurance programs. Net income for the first quarter of 1995 included a charge of $20.9 million for pension enhancements.

Excluding the above items, net income for the first quarter of 1996 would have been $172.8 million, an improvement of $27.9 million, or 19.3%, over adjusted net income for the first quarter of 1995.

Operating Revenues

Operating revenues for the first quarter of 1996 were $1.1 billion, an increase of $79.8 million, or 7.6%, over the first quarter of 1995.

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $24.1 million, or 5.0%, improvement results from the net of (i) an increase of $31 million, primarily in demand, driven by growth in access lines and sales of calling features, and (ii) a $7 million decrease in rates primarily in Massachusetts pursuant to the price regulation plan.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $.5 million decrease results from the net of (i) an increase in demand of $7 million, and (ii) an $8 million decrease in rates principally due to a $3 million rate reduction in Maine required by the Maine Public Utilities Commission and a $3 million required rate reduction in Massachusetts pursuant to the price regulation plan.

Network access revenues are earned from the provision of exchange access service primarily to interexchange carriers. The $21.3 million, or 6.7%, improvement results from the net of (i) a $17 million increase in switched access revenues due to a $26 million increase resulting primarily from increased demand, partially offset by a $7 million reduction in interstate rates and a $2 million reduction in intrastate rates primarily in Massachusetts pursuant to the price regulation plan, and (ii) a $5 million increase in special access revenues primarily due to increased demand.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $34.9 million, or 41.4%, improvement results from the net of (i) a $33 million increase in directory revenues from the directory licensing agreement with Information Resources due primarily to a change in accounting principle (see Cumulative effect of change in accounting principles below), and pension enhancement costs recorded in the first quarter of 1995, and (ii) a $3 million increase primarily in voice messaging services revenue.

Operating Expenses

Operating expenses for the first quarter of 1996 were $900.0 million, an increase of $86.1 million, or 10.6%, over the first quarter of 1995.

Included in the operating expenses for the first quarter of 1996 were pension enhancement charges of $77.5 (see components below) and a special charge of $7.0 million for various self-insurance programs. Included in operating expenses for the first quarter of 1995 were pension enhancement charges of $31.2 million.

Excluding the items discussed above, operating expenses would have increased $32.8 million, or 4.2%, over adjusted operating expenses for the first quarter of 1995.

Depreciation and amortization increased $7.7 million over the first quarter of 1995, resulting from the net of (i) an $8 million increase due to growth in depreciable plant investment, (ii) a $4 million increase in depreciation rates as a result of the discontinuance of regulatory accounting principles in the second quarter of 1995, and (iii) a decrease of $4 million due to a 1995 retroactive represcription in Vermont.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, increased $3.3 million over the first quarter of 1995, resulting from (i) a $2 million increase in municipal tax rates for real estate in Massachusetts, and (ii) a $1 million increase in the gross receipts tax in Rhode Island.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $5.0 million from the first quarter of 1995, resulting from (i) a $2 million decrease in wages and payroll taxes as a result of reductions in the Company's work force due to the transfer of employees to Telesector Resources associated with re-engineering service delivery to customers and the Company's force reduction program partially offset by salary and wage rate increases, and (ii) a $3 million decrease in benefit expenses primarily due to a $2 million decrease in pension expense attributable to changes in actuarial assumptions.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $26.8 million over the first quarter of 1995, resulting primarily from a $24 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program.

The components of the pension enhancement charges for the first quarter of 1996 and 1995 are as follows:

                                            For the Three Months Ended
                                                       March 31,
(In millions)                         1996*                    1995*
                                 ------------------      ------------------
                                 Pretax   After-Tax      Pretax   After-Tax
                                 ------   ---------      ------   ---------
Pension enhancement charges       $60.6       $36.9       $27.9      $18.5
Postretirement medical costs       16.9        10.3         3.3        2.4
                                   ----        ----         ---        ---
                                  $77.5       $47.2       $31.2      $20.9
                                  =====       =====       =====      =====


* 1996 - 70 management and 530 nonmanagement employees
  1995 - 100 management and 220 nonmanagement employees

  For the first three months of 1996 and 1995, $5.2 million and $3.2 million, respectively ($3.2 million and $2.0 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and $.4 million and $1.3 million, respectively ($.2 million and $.8 million, respectively, after-tax) for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $3.8 million from the same period last year. This decrease was principally due to the reclassification of capitalized interest to Interest expense associated with the discontinuance of regulatory accounting principles (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation").

Interest expense

Interest expense decreased $4.5 million, or 11.2%, from the same period last year, due primarily to the aforementioned reclassification of capitalized interest from Other income (expense)- net and lower levels of advances from NYNEX.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Income taxes

Income taxes decreased $2.9 million, or 3.7%, from the same period last year, principally due to a decrease in pretax income, partially offset by a decrease in the amortization of investment tax credits and the elimination of excess deferred tax reversals as a result of the discontinuance of regulatory accounting principles.

Cumulative effect of change in accounting principles

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believes the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first quarter of 1996 resulted in an $8.5 million increase to net income.

Pro forma results, assuming the point of publication method had been applied during the first quarter of 1995, are as follows:

                                                Three Months Ended
                                                  March 31, 1995
                                                   (In millions)
                                            Pro forma         As Reported
                                            ---------         -----------
Net Income                                   $132.6               $124.0

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the quarterly results due to the nature of the change.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Current Status of Business Restructuring

Reserve Utilization in 1996

The restructuring reserve balance at March 31, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $78 million. Summarized below are the components of $21 million of reserves utilized during the first quarter of 1996:

        Severance                                                 $15
        Process Re-engineering:
        Systems redesign:
        Customer contact                     $2
        Customer operations                   3
                                             --
               Total systems redesign                     $5
        Work center consolidation                          -
        Branding                                           -
        Relocation                                         -
        Training                                           1
        Re-engineering implementation                      -
                                                          --
               Subtotal                                    6
        Telesector Resources'
          allocated reserves:
        Systems re-engineering                -
        Re-engineering implementation         -
        Work center consolidation             -
                                             --
               Total allocated                            -
                                                          --
        Total process re-engineering                                6
    Total                                                         $21
                                                                  ===

The severance reduction amount is primarily reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $3 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 3,600 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $182 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $73 million. Partially offsetting these cost savings will be the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Financing

At March 31, 1996, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Regulatory Environment

State Regulatory

New Hampshire
In April 1996, the New Hampshire Public Utilities Commission ("NHPUC") initiated proceedings for the purpose of implementing intraLATA presubscription by October 1996. The Company and other local exchange carriers ("LECs") are required to file implementation plans with the NHPUC by the end of May. Hearings are scheduled to begin in June.

In April 1996, the NHPUC solicited comments on proposed draft rules to govern the authorization of local exchange competition. The NHPUC announced that draft rules will be filed with the state legislature in June. By statute, the rulemaking process must be completed by year-end.

Federal Regulatory

Telecommunications Act of 1996: During 1996, the Federal Communications Commission ("FCC") will conduct a number of rulemaking proceedings in order to implement the Telecommunications Act of 1996 ("1996 Act"). In March 1996, the FCC issued Notices of Proposed Rulemaking to implement the Universal Service provisions and the Open Video System provisions of the 1996 Act. In April 1996, the FCC issued a Notice of Proposed Rulemaking to implement the interconnection obligations imposed on LECs by the 1996 Act.

Price Cap Plan: The FCC expects to issue an order in the latter part of 1996 in its Proposed Rulemaking regarding the productivity factor used by LECs in the FCC price cap formula. The Proposed Rulemaking will consider changes in the determination of the productivity factor, the recognition of exogenous costs, the extent of carrier sharing, and the formula for calculating the price cap index for certain services.

In March 1996, the U.S. Court of Appeals for the District of Columbia Circuit denied petitions filed by the Company and New York Telephone Company (collectively, the "Telephone Companies") and several other LECs for review of the FCC decision that had required each LEC to (a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Form 10-Q Part I
                   New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Other Federal Regulatory: In January 1996, the FCC issued a Notice of Proposed Rulemaking addressing the charges made for interconnection between LECs and wireless carriers. Currently, such charges are established by contracts under the jurisdiction of the state regulatory commissions, some of which are also reflected in state tariffs. The FCC requested comment on its tentative conclusion to require, pending the conclusion of its Proposed Rulemaking, reciprocal "bill-and-keep" compensation arrangements under which the originating carrier would no longer pay the terminating carrier for access. Adoption of the proposed procedure would have a negative effect on the revenues of the LECs, including the Telephone Companies. The Telephone Companies have filed comments opposing the imposition of "bill-and-keep" arrangements, but supporting reciprocal payments. The Company has begun the negotiation of reciprocal agreements with wireless carriers in its states.

Form 10-Q Part II
                   New England Telephone and Telegraph Company

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

               Exhibit
               Number

               (12) Computation of Ratio of Earnings to Fixed Charges

               (18) Letter Regarding Change in Accounting Principle

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


                                    NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY





                                       /s/  Mel Meskin
                            ------------------------------------------
                                            Mel Meskin
                              Vice President - Finance and Treasurer
                           (Principal Financial and Accounting Officer)

May 10, 1996