Form 10-Q
period 1996-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1996-08-07
CIK 71344

Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)
  ---
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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


                         PART I - FINANCIAL INFORMATION
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                            (In millions) (Unaudited)


                                                             Three Months                    Six Months
For the Period Ended June 30,                             1996           1995           1996            1995
- ------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   Local service                                        $  517.2       $  487.5       $ 1,020.6       $  966.8
   Long distance                                           170.4          173.3           342.1          345.5
   Network access                                          342.6          324.8           681.8          642.7
   Other                                                    83.6           88.9           202.7          173.1
                                                        --------       --------        --------       --------
     Total operating revenues                            1,113.8        1,074.5         2,247.2        2,128.1
                                                        --------       --------        --------       --------

OPERATING EXPENSES
   Maintenance and support                                 291.8          273.3           578.3          555.3
   Depreciation and amortization                           241.4          223.1           476.9          450.9
   Marketing and customer services                         155.2          148.1           317.2          273.8
   Taxes other than income                                  34.5           31.9            69.5           63.6
   Provision for uncollectible revenues                     11.7           12.3            25.2           27.0
   Other                                                   105.2          148.7           272.7          280.7
                                                        --------       --------        --------       --------
     Total operating expenses                              839.8          837.4         1,739.8        1,651.3
                                                        --------       --------        --------       --------

Operating income                                           274.0          237.1           507.4          476.8

Other income (expense) - net                                (1.2)           3.4            (1.8)           6.6

Interest expense                                            35.2           39.0            71.0           79.3
                                                        --------       --------        --------       --------
Earnings before income taxes,
   extraordinary item and cumulative effect
   of change in accounting principle                       237.6          201.5           434.6          404.1

Income taxes
   Federal                                                  76.3           64.1           139.0          128.6
   State and local                                          15.5           13.7            28.5           27.8
                                                        --------       --------        --------       --------
       Total income taxes                                   91.8           77.8           167.5          156.4
                                                        --------       --------        --------       --------

Earnings before extraordinary item
   and cumulative effect of change in
   accounting principle                                    145.8          123.7           267.1          247.7

Extraordinary item for the discontinuance
   of regulatory accounting principles,
   net of taxes                                             -           (627.8)             -           (627.8)

Cumulative effect of change in
   accounting for directory publishing
   income, net of taxes (Note B)                            -               -              55.2             -
                                                        --------       --------        --------       --------

NET INCOME (LOSS)                                       $  145.8       $ (504.1)       $  322.3       $ (380.1)
                                                        ========       ========        ========       ========

RETAINED EARNINGS
   Beginning of period                                  $  474.8       $  993.3        $  414.9       $  979.9
     Net income (loss)                                     145.8         (504.1)          322.3         (380.1)
     Dividends declared                                   (116.7)        (110.7)         (233.3)        (221.3)
                                                        --------       --------        --------       --------
   End of period                                        $  503.9       $  378.5        $  503.9       $  378.5
                                                        ========       ========        ========       ========



                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                            (In millions) (Unaudited)

                                                                             June 30,          December 31,
                                                                               1996                1995
- ------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                        $     6.5           $     8.4
   Receivables
     Trade and other (net of allowance of
       $51.0 and $49.7, respectively)                                              910.5               890.0
     Affiliates                                                                    111.4                27.1
   Deferred charges                                                                 77.5                95.9
   Deferred income taxes                                                            59.0               106.2
   Inventory                                                                        76.5                53.7
   Prepaid expenses and other                                                       94.2                36.1
                                                                               ---------           ---------
     Total current assets                                                        1,335.6             1,217.4
                                                                               ---------           ---------

Telephone plant - at cost                                                       12,848.5            12,543.4
   Less: accumulated depreciation                                                7,040.3             6,681.9
                                                                               ---------           ---------
                                                                                 5,808.2             5,861.5
                                                                               ---------           ---------

Deferred charges and other                                                         138.9               139.9
                                                                               ---------           ---------

   TOTAL ASSETS                                                                $ 7,282.7           $ 7,218.8
                                                                               =========           =========

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
   Accounts payable
     Affiliates                                                                $   421.5           $   473.7
     Other                                                                         450.4               608.0
   Short-term debt                                                                 516.1               387.6
   Dividends payable                                                               116.7               110.7
   Taxes accrued                                                                    56.0                27.7
   Advance billing and customers' deposits                                          18.9                19.5
   Interest accrued                                                                 37.9                38.1
                                                                               ---------           ---------
     Total current liabilities                                                   1,617.5             1,665.3
                                                                               ---------           ---------

Long-term debt                                                                   1,822.3             1,822.0
Deferred income taxes                                                              280.0               345.5
Unamortized investment tax credits                                                  64.1                67.9
Other long-term liabilities
   and deferred credits                                                            905.8               814.1
                                                                               ---------           ---------
     Total liabilities                                                           4,689.7             4,714.8
                                                                               ---------           ---------

Commitments and contingencies (Notes C and D)

Share owner's equity:
   Common stock - one share, without par
     value                                                                           1.0                 1.0
   Additional paid-in capital                                                    2,088.1             2,088.1
   Retained earnings                                                               503.9               414.9
                                                                               ---------           ---------
     Total share owner's equity                                                  2,593.0             2,504.0
                                                                               ---------           ---------

     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                                $ 7,282.7           $ 7,218.8
                                                                               =========           =========

                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company


                            STATEMENTS OF CASH FLOWS
                            (In millions) (Unaudited)


For the Six Months Ended June 30,                                             1996                      1995
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                          $ 322.3                  $(380.1)
                                                                              -------                  -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Extraordinary item, net of taxes                                               -                      627.8
   Depreciation and amortization                                                476.9                    450.9
   Deferred income taxes - net                                                  (54.1)                   (35.9)
   Deferred credits - net                                                        (3.8)                    (6.3)
   Change in operating assets and liabilities:
     Receivables                                                               (104.8)                   (15.8)
     Deferred charges                                                            18.4                    (22.4)
     Deferred income taxes                                                       47.2                      6.9
     Inventory                                                                  (22.8)                    (3.0)
     Prepaid expenses and other                                                 (58.1)                   (26.3)
     Accounts payable                                                          (209.8)                     5.6
     Taxes accrued                                                               28.3                     17.9
     Advance billing and customers' deposits                                      (.6)                     0.2
     Interest accrued                                                             (.2)                     1.2
   Other - net                                                                   68.9                     37.8
                                                                              -------                  -------
       Total adjustments                                                        185.5                  1,038.6
                                                                              -------                  -------

Net cash provided by operating activities                                       507.8                    658.5
                                                                              -------                  -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (410.5)                  (407.9)
                                                                              -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                                          128.4                    (34.8)
   Dividends paid to NYNEX                                                     (227.4)                  (216.7)
   Repayment of long-term debt and capital leases                                (0.2)                    (0.3)
                                                                              -------                  -------

Net cash used in financing activities                                           (99.2)                  (251.8)
                                                                              -------                  -------

   Net decrease in Cash                                                          (1.9)                    (1.2)
   Cash at beginning of period                                                    8.4                      9.1
                                                                              -------                  -------
   Cash at end of period                                                      $   6.5                  $   7.9
                                                                              =======                  =======


                 See accompanying notes to financial statements.

Form 10-Q Part I                    New England Telephone and Telegraph Company


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

A        Basis of Presentation

The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain information in the financial statements for 1995 has been reclassified to conform to the current year's presentation. The results for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q. In the second quarter of 1995, the Company discontinued using generally accepted accounting principles applicable to regulated entities as disclosed in the Company's 1995 Annual Report on Form 10-K. The discontinued application of regulatory accounting principles does not change the Company's accounting and reporting for regulatory purposes.

B        Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first six months of 1996 resulted in a $9.1 million increase in net income.

Form 10-Q Part I                    New England Telephone and Telegraph Company

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the first six months of 1995, are as follows:

                                                 Six Months Ended
                                                  June 30, 1995
                                                  (In millions)
                                           Pro forma             As Reported
                                           ---------             -----------
Net Loss                                    $(372.7)              $(380.1)

C        Revenues Subject to Possible Refund

Several state and federal regulatory matters, may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $35.0 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

D        Litigation and Other Contingencies

Various legal actions and regulatory proceedings are pending that may affect the Company. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the advice of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position or operating results.

E        Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                         For the
                                                   Six Months Ended
                                                       June 30,
         (In millions)                             1996        1995
                                                   ----------------

         Income tax payments                        $191.1     $171.9
         Interest payments                          $ 76.2     $ 75.6


F        Subsequent Events

On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger agreement, effecting a technical change in the transaction structure of the merger of equals announced on April 22, 1996. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby

Form 10-Q Part I                     New England Telephone and Telegraph Company

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997.

Form 10-Q Part I                    New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the six months ended June 30, 1996 was $322.3 million. Net loss for the same period of 1995 was $(380.1) million.

Net income for the first six months of 1996 includes an after-tax gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first six months of 1996 also includes certain after-tax charges of $56.1 million for pension enhancements and after-tax charges of $4.3 million for accruals related to various self-insurance programs. Net income for the first six months of 1995 included an after-tax extraordinary charge of $627.8 million for the discontinuance of regulatory accounting principles, after-tax charges of $46.0 million for pension enhancements and after-tax charges of $5.4 million for accruals related to various self-insurance programs and revised benefit charges.

Excluding the above items, net income for the first six months of 1996 would have been $327.5 million, an improvement of $28.4 million, or 9.5%, over adjusted net income for the same period of 1995.

Operating Revenues

Operating revenues for the six months ended June 30, 1996 were $2.2 billion, an improvement of $119.1 million, or 5.6%, over the same period of 1995.

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $53.8 million, or 5.6%, improvement over the first six months of 1995 results from the net of (i) an increase of $62 million, primarily in demand, driven by growth in access lines and sales of calling features, and (ii) an $8 million decrease in rates primarily in Massachusetts pursuant to the price regulation plan.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $3.4 million, or 1.0%, decrease from the first six months of 1995 results from the net of (i) an increase of $11 million primarily in demand, and (ii) a $13 million decrease in rates principally due to a $4 million rate reduction in Maine required by the Maine Public Utilities Commission, a $6 million required rate reduction in Massachusetts pursuant to the price regulation plan, and a $3 million rate reduction in New Hampshire. Certain decreases in long distance revenues, resulting from competition, are being partially offset by increases in network access revenues.

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Network access revenues are earned from the provision of exchange access service primarily to interexchange carriers. The $39.1 million, or 6.1%, improvement over the first six months of 1995 results from (i) a net $28 million increase in switched access revenues due to a $47 million increase resulting primarily from increased demand including the previously mentioned shift from long distance revenues, partially offset by a $14 million reduction in interstate rates and a $5 million reduction in intrastate rates primarily in Massachusetts pursuant to the price regulation plan, and (ii) an $11 million increase in special access revenues primarily due to increased demand.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $29.6 million, or 17.1%, improvement over the first six months of 1995 results from (i) a $26 million increase in directory revenues from the directory licensing agreement with Information Resources due primarily to a change in accounting principle (see Cumulative effect of change in accounting principle), and pension enhancement costs recorded in the first six months of 1995, and (ii) a $5 million increase primarily in voice messaging services revenue.

Operating Expenses

Operating expenses for the six months ended June 30, 1996 were $1.7 billion, an increase of $88.5 million, or 5.4%, over the same period of 1995.

Included in the operating expenses for the first six months of 1996 were pension enhancement charges of $92.3 million (see components below) and a charge of $7.0 million for various self-insurance programs. Included in operating expenses for the same period of 1995 were pension enhancements of $71.5 million and charges of $9.0 million related to various self-insurance programs and revised benefit charges.

Excluding the items discussed above, operating expenses would have increased $69.7 million, or 4.4%, over adjusted operating expenses for the first six months of 1995.

The $69.7 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization increased $26.0 million, or 5.8%, over the first six months of 1995, resulting from increases of $15 million due to growth in depreciable plant investment and $11 million attributable to the discontinuance of regulatory accounting principles in 1995.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, increased $5.9 million, or 9.3%, over the first six months of 1995, resulting from increases of $3 million in municipal tax rates for real estate in Massachusetts and $1 million in the gross receipts tax in Rhode Island.

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $6.0 million from the first six months of 1995, resulting from a $5 million decrease in benefit expenses primarily due to a decrease in pension expense attributable to changes in actuarial assumptions.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $43.8 million over the first six months of 1995. The increase resulted primarily from a $42 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services due to process re-engineering costs not accrued for in 1993 business restructuring reserves and to implement the competitive checklist provisions of the Telecommunications Act of 1996 (see Regulatory Environment - Federal),and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program.

The components of the pension enhancement charges for the first six months of 1996 and 1995 are as follows:

                                                    For the Six Months Ended
                                                             June 30,
(In millions)                                 1996*                            1995*
                                              ----                             ----
                                     Pretax             After-Tax        Pretax        After-Tax
                                     ------             ---------        ------        ---------
Pension enhancement charges           $76.5               $46.5           $55.2          $35.4
Postretirement medical costs           15.8                 9.6            16.3           10.6
                                      -----                ----           -----          -----
                                      $92.3               $56.1           $71.5          $46.0
                                      =====               =====           =====          =====


*        1996 - 180 management and 630 nonmanagement employees
         1995 - 160 management and 410 nonmanagement employees

         For the six months ended June 1996 and 1995, $10.7 million and $10.7 million, respectively ($6.5 million and $6.5 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and $(.6) million and $5.4 million, respectively ($(.3) million and $3.3 million, respectively, after-tax) for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $8.4 million from the first six months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles (in 1996, capitalized interest expense is recorded as a reduction to Interest expense).

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Interest expense

Interest expense decreased $8.3 million, or 10.5%, from the first six months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles (see Other income (expense) - net).

Income taxes

Income taxes increased $11.1 million, or 7.1%, over the same period last year, principally due to an increase in pretax income in addition to a decrease in the amortization of investment tax credits.

Cumulative effect of change in accounting principles

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement with Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first six months of 1996 resulted in a $9.1 million increase to net income.

Pro forma results, assuming the point of publication method had been applied during the first six months of 1995, are as follows:

                                                Six Months Ended
                                                 June 30, 1995
                                                 (In millions)
                                         Pro forma               As Reported
                                         ---------               -----------
Net Loss                                 $(372.7)                  $(380.1)

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

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Current Status of Retirement Incentives

In July 1996, NYNEX extended the offering period for retirement incentives to management employees to mid-1997 and to 1998 for nonmanagement employees in order to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. At the present time, the Company expects the total number of employees who will elect to take the retirement incentives to be in the range of 5,800 to 6,200 consisting of approximately 2,200 management and 3,600 to 4,000 nonmanagement employees depending on work volumes, needs of the business and timing of the incentive offers. The increase of an estimated 300 additional management employees expected to leave the Company under the retirement incentives results from higher than anticipated acceptances of the retirement incentives.

Current Status of Business Restructuring

As a result of the Company's most recent experience and projections of the remaining costs and work effort involved in the process re-engineering initiatives, systems development costs are expected to exceed original projections by $6 million for the remainder of 1996, while work center consolidation and training costs are expected to be lower than originally projected by $5 million and $1 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at June 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $64 million. Summarized below are the components of $34 million of reserves utilized during the six months ended June 30, 1996.

       Severance                                                             $27
       Process Re-engineering:
       Systems redesign:
       Customer contact                             $2
       Customer operations                           3
                                                    --
                Total systems redesign                             $5
       Work center consolidation                                    -
       Branding                                                     -
       Relocation                                                   -
       Training                                                     2
       Re-engineering implementation                                -
                                                                   --
                Subtotal                                            7
       Telesector Resources' allocated reserves:
       Systems re-engineering                        -
       Re-engineering implementation                 -
       Work center consolidation                     -
                                                    --
                Total allocated                                    -
                                                                  --
       Total process re-engineering                                            7
                                                                             ---
   Total                                                                     $34
                                                                             ===

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The severance reduction amount is primarily reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $4 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 3,800 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $194 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $79 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing

At June 30, 1996, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Regulatory Environment

State
On July 3, 1996, NYNEX and Bell Atlantic filed information on their proposed merger with regulators in the District of Columbia and the thirteen states in which their respective local telephone companies provide service. The filings seek the level of review mandated by the applicable provisions of the states' public service laws and seek formal regulatory approval where required. In addition, a joint filing was made with the Federal Communications Commission ("FCC") on the same date.

Massachusetts
In June, New England Telephone filed its second annual price cap filing with the Massachusetts Department of Public Utilities. The filing proposes rate changes effective August 15, 1996, which would produce an overall decrease in the Company's annual intrastate revenues of approximately $29.6 million. The revenue reduction includes a $16.3 million decrease in revenues from residential customers, a $15.4 million decrease in revenues from business customers, a $7.4 million decrease in revenues from access services, and a $9.3 million increase in certain miscellaneous revenues.

New Hampshire
In April, the New Hampshire Public Utilities Commission ("NHPUC") issued an Order directing local exchange carriers, including the Company, to implement

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

intraLATA presubscription in New Hampshire on or before October 1, 1996. In late May, following the Company's request for clarification or reconsideration, the NHPUC clarified its Order, stating that it would "entertain evidence regarding the implementation date for each particular company." The Company has filed its plan, proposing to implement presubscription in June 1997. NHPUC hearings on implementation issues were held in June and July.

In June, the NHPUC filed with the New Hampshire Legislature proposed rules to govern the authorization of competitive local exchange service. A public hearing was held in July, and comments are due in August. By statute, the rulemaking process must be completed by year-end.

In June, the NHPUC issued a proposed rule to adopt standards under which it may regulate utilities using a form of regulation other than traditional rate of return regulation. A public hearing was held and comments filed in June.

Rhode Island
In June, the Rhode Island Public Utilities Commission ("RIPUC") approved an incentive regulation plan that had been proposed by the Company and the Rhode Island Division of Public Utilities and Carriers. The Plan has no set term or expiration, although there are opportunities for annual review by the RIPUC. There is no earnings cap or sharing mechanism, which was a component of the expired Trial. The Company will thus be able to operate in Rhode Island with increased earnings, pricing, operational, and depreciation flexibility.

Other features of the Plan include: more stringent service quality requirements, including a financial penalty, with a maximum annual rebate of $1.25 million; and no increase in residence or business basic exchange rates through 1999.

Further hearings in the RIPUC's competition proceeding are scheduled to be completed in August, and a decision is expected in November.

Vermont
In late May, the Vermont Public Service Board ("VPSB") issued its final Order in Phase I of its proceeding on competition. The Order directs the Company to "unbundle" certain elements of its network, sets pricing rules for wholesale and retail services and adopts a mandatory "bill-and-keep" compensation arrangement for local exchange carrier interconnection. Under a bill-and-keep arrangement the carrier originating a call does not pay the terminating carrier for access to its network. The Order also stated that the Company's cost of provisioning services or facilities to itself will be presumed to equal the cost of providing the same services or facilities on a wholesale basis to competitors for resale.

In mid-June, the Company filed a request for reconsideration of two aspects of the VPSB's Order. The Company argues that a mandatory "bill-and-keep"

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

compensation arrangement for interconnection violates the Telecommunications Act of 1996 (the "1996 Act") by negating the Company's right to mutual and reciprocal compensation for use of its network. The Company also argues that the VPSB should not have prejudged the issue of the Company's cost of self-provisioning, which will be definitively determined once cost studies are concluded later this year in Phase II of the proceeding.

Phase II of the proceeding will begin in September and will address specific pricing and technical questions with respect to local and intraLATA toll competition, including intraLATA presubscription. The VPSB will open a separate docket to investigate service quality, privacy and other consumer protection issues, which will create benchmark standards for all competitors in dealings with retail customers.

Federal
Telecommunications Act of 1996: On August 1, 1996, the FCC announced that it had adopted rules to begin implementing the local competition provisions of the 1996 Act. The rules address among other matters, local exchange carrier interconnection, unbundling of network elements and provision of local exchange services for resale. These rules may impact the competitive checklist requirements for NYNEX's entry into the in-region long distance business. The effect of the rules on NYNEX's business plans cannot be assessed until the text of the rules is released by the FCC.

In July, the FCC issued interim rules that grant "nondominant carrier" status for a Regional Holding Company's ("RHC") affiliate when it offers long distance services outside of its home region. The rules impose certain minimum safeguards: the affiliate may not own network facilities jointly with the parent, must maintain separate books, and must pay tariffed rates for services from the parent. The FCC rejected the proposals of long distance competitors that sought to bar the RHC's and their affiliates from certain operating efficiencies, such as the common use of employees and premises, and that sought to impose regulatory accounting requirements on the affiliate. In view of the proposed mergers between NYNEX and Bell Atlantic and between SBC Communications and Pacific Telesis Group, the FCC decided that nondominant status will not automatically apply to an RHC's affiliate providing long distance service in a state where the RHC's prospective merger partner provides local exchange service. The RHC may seek such status by a waiver request. The FCC has commenced a separate rulemaking proceeding to determine whether the minimum safeguards imposed on nondominant carriers should be continued or may be eliminated.

In July, the FCC granted NYNEX authority to provide international long distance service outside of its home region. NYNEX was afforded nondominant carrier status, subject to the FCC's interim rules.

Nondominant carriers enjoy substantial regulatory freedom, including freedom from detailed price cap regulation and flexibility to make tariff changes on one day's notice (compared with two weeks for dominant carriers) without cost

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

support and with a presumption of lawfulness. The FCC's Order will greatly facilitate NYNEX's timely provision of out-of-region interstate and international long distance services.


In July, the FCC also commenced separate rulemaking proceedings to determine the safeguards to be applied to the affiliate of an RHC or other local exchange carrier when it offers certain services, including long distance services within its home region, manufacturing and information services, electronic publishing, alarm monitoring and telemessaging services.


In June, the FCC issued an Order adopting regulations to implement the open video systems ("OVS") provisions of the 1996 Act to provide opportunities for the distribution of video programming other than through cable systems. In its Order, the FCC adopted a streamlined process for entry, including reasonable presumptions for determining whether rates are just and reasonable. In addition, the FCC adopted capacity allocation rules that provide flexibility for OVS operators, such as NYNEX, while guaranteeing unrelated programmers access to customers. The FCC also adopted rules implementing Congressional intent to limit the role of local franchise authorities in the oversight of OVS. Many parties, including NYNEX, have sought reconsideration of aspects of the Order. Reconsideration petitions must be decided and final rules in place by early August.

In June, the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the 1996 Act. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has proposed a further inquiry into cost recovery for meeting these requirements.

Price Caps: In June, the FCC approved the Company and New York Telephone Company's (collectively, the "Telephone Companies") Annual Access Tariff Filing for the tariff period July 1996 to June 1997. In that filing the Telephone Companies elected to use the highest productivity factor in their price cap formula, allowing them to retain all interstate earnings without sharing. (The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain "exogenous" costs beyond the carrier's control.) The FCC also approved the Telephone Companies' petition to elect the same "no-sharing" productivity factor retroactively to January 1, 1996, which will require them to make an additional $20 million permanent reduction in access price levels.

Other Federal Regulatory Matters: In July, the U.S. Court of Appeals for the District of Columbia Circuit granted petitions for review of the 1992-94 FCC orders that changed the rate structure for interstate Local Transport access

Form 10-Q Part I                    New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

services (transport between local telephone company central offices and interexchange carrier premises). The FCC orders established a mix of flat monthly rates and per-minute rates for Local Transport services and, to ease the impact of this restructure on small interexchange carriers, placed some of the costs for per-minute transport in a "residual interconnection charge," ("RIC") imposed on all interexchange carriers. The FCC described this as an interim rate structure to allow a transition to cost-based rates. However, the Court found that the FCC had made no apparent progress since 1992 in developing cost-based rates. While the Court did not reverse the FCC orders, it remanded the case with the instruction that the FCC must implement cost-based rates for transport services and a cost-based alternative to the RIC, or give a reasoned explanation why a departure from cost-based pricing is necessary. The FCC may deal with this case as part of the access reform proceeding that it intends to initiate in the near future. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

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




                                     NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                                    J.W. Diercksen
                                     -------------------------------------------
                                                    J.W. Diercksen
                                     Acting Vice President-Finance and Treasurer
                                    (Principal Financial and Accounting Officer)











August 7, 1996