Form 10-Q
period 1996-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1996-11-08
CIK 71344

Form 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark one)
  ---
   X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996


                                      OR

  ---
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

Form 10-Q Part I                 New England Telephone and Telegraph Company


                        PART I - FINANCIAL INFORMATION
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                          (In millions) (Unaudited)


                                          Three Months         Nine Months
For the Period Ended September 30,     1996       1995      1996       1995
---------------------------------------------------------------------------

OPERATING REVENUES
  Local service                     $  525.8   $  494.1  $1,546.4   $1,460.9
  Long distance                        172.1      176.3     514.2      521.8
  Network access                       349.9      330.3   1,031.7      973.0
  Other                                130.6       91.9     333.3      265.0
                                    --------   --------  --------   --------
   Total operating revenues          1,178.4    1,092.6   3,425.6    3,220.7
                                    --------   --------  --------   --------

OPERATING EXPENSES
  Maintenance and support              292.7      272.1     871.0      827.4
  Depreciation and amortization        225.0      223.5     701.9      674.4
  Marketing and customer services      144.7      156.8     461.9      430.6
  Taxes other than income               35.4       33.1     104.9       96.7
  Provision for uncollectible revenues  15.3       12.0      40.5       39.0
  Other                                 92.2      122.9     364.9      403.6
                                    --------   --------  --------   --------
   Total operating expenses            805.3      820.4   2,545.1    2,471.7
                                    --------   --------  --------   --------

Operating income                       373.1      272.2     880.5      749.0
Other income (expense) - net            (3.8)       2.7      (5.6)       9.3
Interest expense                        35.5       37.0     106.5      116.3
                                    --------   --------  --------   --------

Earnings before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle    333.8      237.9     768.4      642.0
                                    --------   --------  --------   --------

Income taxes
  Federal                              109.1       76.6     248.1      205.2
  State and local                       18.7       15.7      47.2       43.5
                                    --------   --------  --------   --------
     Total income taxes                127.8       92.3     295.3      248.7
                                    --------   --------  --------   --------

Earnings before extraordinary item
  and cumulative effect of change in
  accounting principle                 206.0      145.6     473.1      393.3

Extraordinary item for the discontinuance
  of regulatory accounting principles,
  net of taxes                            -         -         -       (627.8)

Cumulative effect of change in
  accounting for directory publishing
  income, net of taxes (Note B)           -          -       55.2        -
                                     --------   -------- --------    -----

NET INCOME (LOSS)                   $  206.0   $  145.6  $  528.3   $ (234.5)
                                    ========   ========  ========   ========

RETAINED EARNINGS
  Beginning of period               $  503.9   $  378.5  $  414.9   $  979.9
   Net income (loss)                   206.0      145.6     528.3     (234.5)
   Dividends declared                 (116.7)    (110.7)   (350.0)    (332.0)
                                    --------   --------  --------   --------
  End of period                     $  593.2   $  413.4  $  593.2   $  413.4
                                    ========   ========  ========   ========


               See accompanying notes to financial statements.

Form 10-Q Part I                   New England Telephone and Telegraph Company

                                BALANCE SHEETS
                          (In millions) (Unaudited)

                                                   September 30, December 31,
                                                        1996        1995
---------------------------------------------------------------------------

ASSETS
Current assets:
  Cash                                              $    12.8    $     8.4
  Receivables
   Trade and other (net of allowance of
     $48.0 and $49.7, respectively)                     898.4        890.0
   Affiliates                                           147.3         27.1
  Deferred charges                                       82.0         95.9
  Deferred income taxes                                  56.5        106.2
  Inventory                                              88.8         53.7
  Prepaid expenses and other                             92.2         36.1
                                                    ---------    ---------
   Total current assets                               1,378.0      1,217.4
                                                    ---------    ---------

Telephone plant - at cost                            12,783.8     12,543.4
  Less: accumulated depreciation                      6,978.2      6,681.9
                                                    ---------    ---------
                                                      5,805.6      5,861.5
                                                    ---------    ---------

Long-term investment, deferred charges and other        141.2        139.9
                                                    ---------    ---------

  TOTAL ASSETS                                      $ 7,324.8    $ 7,218.8
                                                    =========    =========

LIABILITIES AND SHARE OWNER'S EQUITY
Current liabilities:
  Accounts payable
   Affiliates                                       $   411.4    $   473.7
   Other                                                449.1        608.0
  Short-term debt                                       426.3        387.6
  Dividends payable                                     116.7        110.7
  Taxes accrued                                          95.0         27.7
  Advance billing and customers' deposits                20.0         19.5
  Interest accrued                                       44.6         38.1
                                                    ---------    ---------
   Total current liabilities                          1,563.1      1,665.3
                                                    ---------    ---------

Long-term debt                                        1,822.4      1,822.0
Deferred income taxes                                   286.0        345.5
Unamortized investment tax credits                       62.2         67.9
Other long-term liabilities
  and deferred credits                                  908.8        814.1
                                                    ---------    ---------
   Total liabilities                                  4,642.5      4,714.8
                                                    ---------    ---------

Commitments and contingencies (Notes C and D)

Share owner's equity:
  Common stock - one share, without par value             1.0          1.0
  Additional paid-in capital                          2,088.1      2,088.1
  Retained earnings                                     593.2        414.9
                                                    ---------    ---------
   Total share owner's equity                         2,682.3      2,504.0
                                                    ---------    ---------

   TOTAL LIABILITIES AND SHARE OWNER'S EQUITY       $ 7,324.8    $ 7,218.8
                                                    =========    =========

               See accompanying notes to financial statements.

Form 10-Q Part I                 New England Telephone and Telegraph Company


                              STATEMENTS OF CASH FLOWS
                             (In millions) (Unaudited)


For the Nine Months Ended September 30,                  1996        1995
-------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $  528.3    $ (234.5)
                                                      --------    --------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Extraordinary item, net of taxes                      -         627.8
     Depreciation and amortization                       701.9       674.4
     Deferred income taxes - net                         (45.7)      (56.2)
     Deferred credits - net                               (5.6)       (8.8)
     Changes in operating assets and liabilities:
      Receivables                                       (128.6)      (58.9)
      Deferred charges                                    13.9        (3.3)
      Deferred income taxes                               49.7         1.7
      Inventory                                          (35.1)       (1.3)
      Prepaid expenses and other                         (56.1)      (43.8)
      Accounts payable                                  (221.2)      (31.1)
      Taxes accrued                                       67.3        55.3
      Advance billing and customers' deposits               .5         1.3
      Interest accrued                                     6.5         7.6
     Other - net                                          59.7        43.9
                                                      --------     -------
         Total adjustments                               407.2     1,208.6
                                                      --------    --------
Net cash provided by operating activities                935.5       974.1
                                                      --------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (625.2)     (599.2)
                                                      --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from NYNEX                                       38.5       (52.1)
Dividends paid to NYNEX                                 (344.1)     (327.5)
Repayment of long-term debt and capital leases            (0.3)       (0.4)
                                                      --------     -------

Net cash used in financing activities                   (305.9)     (380.0)
                                                      --------     -------

Net increase (decrease) in Cash                            4.4        (5.1)
Cash at beginning of period                                8.4         9.1
                                                      --------     -------
Cash at end of period                                $    12.8     $   4.0
                                                     =========     =======


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

B     Change in Accounting Principle

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first nine months of 1996 resulted in a $15.0 million increase in net income.

Form 10-Q Part I                 New England Telephone and Telegraph Company

                                 (Unaudited)

Pro forma results, assuming the point of publication method had been applied during the first nine months of 1995, are as follows:

                                                    Nine Months Ended
                                                   September 30, 1995
                                                      (In millions)
                                                Pro forma      As Reported
Net Loss                                        $(218.6)         $(234.5)

C     Revenues Subject to Possible Refund

Several state and federal regulatory matters, may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of September 30, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $35.0 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

E     Supplemental Cash Flow Information

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                     For the
                                                Nine Months Ended
                                                   September 30,
      (In millions)                              1996      1995
                                                ---------------

      Income tax payments                       $319.5     $257.1
      Interest payments                         $114.5     $105.4


F     NYNEX and Bell Atlantic Corporation Merger

On July 2, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") executed an amendment to their definitive merger agreement (the "Merger"), effecting a technical change in the transaction structure of the Merger of equals announced on April 22, 1996. As amended, the agreement provides that a

Form 10-Q Part I                 New England Telephone and Telegraph Company

                                 (Unaudited)

newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed merger. The exchange ratio for shares is restated to reflect the difference in the transaction. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the merger under a 1913 District of Columbia "anti-merger" law. The Merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, the approval of the shareholders of both NYNEX and Bell Atlantic and receipt of opinions that the merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The transaction is expected to close by April 1997. A Special Meeting of Share Owners of NYNEX was held on November 6, 1996. At the meeting NYNEX announced preliminary voting results, indicating that proxies representing approximately 76 percent of the outstanding shares had been returned, of which 96.4 percent voted to approve the Merger.

Form 10-Q Part I              New England Telephone and Telegraph Company


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations

Net income for the nine months ended September 30, 1996 was $528.3 million. Net loss for the same period of 1995 was $(234.5) million.

Net income for the first nine months of 1996 includes an after-tax gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first nine months of 1996 also includes after-tax charges of $60.0 million for pension enhancements and after-tax charges of $4.3 million for accruals related to various self-insurance programs. Net income for the first nine months of 1995 included an after-tax extraordinary charge of $627.8 million for the discontinuance of regulatory accounting principles, after-tax charges of $60.0 million for pension enhancements, and after-tax charges of $9.9 million for accruals related to various self-insurance programs, regulatory obligations and revised benefit charges.

Excluding the above items, net income for the first nine months of 1996 would have been $537.4 million, an improvement of $74.2 million, or 16.0%, over adjusted net income for the same period of 1995.

Operating Revenues

Operating revenues for the nine months ended September 30, 1996 were $3.4 billion, an improvement of $204.9 million, or 6.4%, over the same period of 1995.

The $204.9 million improvement in operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $85.5 million, or 5.9%, improvement over the first nine months of 1995 results from the net of (i) a $97 million increase, resulting primarily from increased demand, driven by growth in access lines and sales of calling features, and a $4 million increase in revenues pursuant to a Vermont Public Service Board order, and (ii) $15 million in rate reductions primarily in Massachusetts pursuant to the price regulation plan.

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $7.6 million, or 1.5%, decrease from the first nine months of 1995 results from the net of (i) an increase of $10 million primarily in demand, which consists of a $19 million increase in message toll services partially offset by an $8 million decrease in operator, public and WATS services, and (ii) $18 million in rate reductions in Maine, Massachusetts and New Hampshire. Certain decreases, primarily due to intraLATA presubscription ("ILP"), are being partially offset by increases in network access revenues.

Network access revenues are earned from the provision of exchange access service primarily to interexchange carriers. The $58.7 million, or 6.0%, improvement over the first nine months of 1995 results from (i) a net $40 million improvement in switched access revenues due to a $68 million increase primarily due to increased demand, including the previously mentioned shift from long distance revenues, partially offset by a $21 million reduction in interstate rates and a $7 million reduction in intrastate rates primarily in Massachusetts, and (ii) a $19 million increase in special access revenues primarily due to increased demand.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $68.3 million, or 25.8%, improvement over the first nine months of 1995 resulting primarily from (i) a $53 million increase in directory revenues from the directory licensing agreement with Information Resources due primarily to a change in accounting principle (see Cumulative effect of change in accounting principle) and pension enhancement costs recorded in the first nine months of 1995, and (ii) a $12 million increase in revenues from increased demand for voice messaging and other miscellaneous customer services.

Operating Expenses

Operating expenses for the nine months ended September 30, 1996 were $2.5 billion, an increase of $73.4 million, or 3.0%, over the same period of 1995.

Included in the operating expenses for the first nine months of 1996 were pension enhancement charges of $98.6 million (see components below) and a charge of $7.0 million for various self-insurance programs. Included in operating expenses for the same period of 1995 were pension enhancements of $94.5 million, charges of $9.0 million related to various self-insurance programs and revised benefit charges, and $7.4 million resulting from a court decision on overearnings complaints.

Excluding the items discussed above, operating expenses would have increased $78.7 million, or 3.3%, over adjusted operating expenses for the first nine months of 1995.

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The $78.7 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization increased $27.5 million, or 4.1%, over the first nine months of 1995, resulting from the net of (i) a $23 million increase due to growth in depreciable plant investment and an $11 million increase attributable to the discontinuance of regulatory accounting principles in 1995, and (ii) a decrease of $5 million due to revised estimates of remaining useful lives.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, increased $8.2 million, or 8.5%, over the first nine months of 1995, resulting from increases of $5 million in municipal tax rates for real estate in Massachusetts and $1 million in the gross receipts tax in Rhode Island.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $12.9 million from the first nine months of 1995, resulting from (i) a $10 million decrease in benefit expenses primarily due to a decrease in pension expense attributable to changes in actuarial assumptions, and (ii) a $2 million decrease in wages primarily as a result of reductions in the Company's workforce due to the transfer of employees to Telesector Resources associated with re-engineering service delivery to customers and the Company's force reduction program.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $55.9 million over the first nine months of 1995. The increase resulted primarily from the net of (i) a $37 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources' contracted and centralized services due to process re-engineering costs not accrued for in 1993 business restructuring reserves and costs to implement the competitive checklist provisions of the Telecommunications Act of 1996 (the "Act")(see Regulatory Environment - Federal),and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program, and a $20 million increase in miscellaneous expenses primarily related to contracted services needed to satisfy increased volume and service improvement, and (ii) a $2 million decrease in billing and collection fixed rate uncollectible losses pursuant to the contract with AT&T Corp. ("AT&T").

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The components of the pension enhancement charges for the first nine months of 1996 and 1995 are as follows:

                                            For the Nine Months Ended
                                                     September 30,
(In millions)                             1996*                 1995*
                                          ----                  ----
                                   Pretax      After-Tax   Pretax    After-Tax
Pension enhancement charges        $82.6         $50.2      $94.1     $59.1
Postretirement medical costs        16.0           9.8         .4        .9
                                   -----         -----      -----     -----
                                   $98.6         $60.0      $94.5     $60.0
                                   =====         =====      =====     =====


*     1996 - 210 management and 700 nonmanagement employees
      1995 - 250 management and 710 nonmanagement employees

      For the nine months ended September 1996 and 1995, $12.4 million and $16.8 million, respectively ($7.5 million and $10.2 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and $(.9) million and $(.2) million, respectively ($(.6) million and $(.1) million, respectively, after-tax) for its associated postretirement medical benefits.

Much of the cost of the enhancements is funded by NYNEX's pension plans.

Other income (expense) - net

Other income (expense) - net decreased $14.9 million from the first nine months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles (in 1996, capitalized interest expense is recorded as a reduction to Interest expense).

Interest expense

Interest expense decreased $9.8 million, or 8.4%, from the first nine months of 1995 primarily due to a change in the recording of capitalized interest expense associated with the discontinuance of regulatory accounting principles (see Other income (expense) - net).

Income taxes

Income taxes increased $46.6 million, or 18.7%, over the same period last year, principally due to an increase in pretax income in addition to a decrease in the amortization of investment tax credits.

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Extraordinary Item

In the second quarter of 1995, the discontinuance of regulatory accounting principles required the Company, for financial accounting purposes, to adjust telephone plant and equipment and to eliminate non-plant regulatory assets and liabilities from the balance sheet. This change resulted in an after-tax extraordinary charge of $627.8 million, consisting of $472.6 million to adjust the carrying amount of telephone plant and equipment and $155.2 million to write off non-plant regulatory assets and liabilities.

Cumulative effect of change in accounting principles

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and product expenses will be recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The impact of applying the point of publication method during the first nine months of 1996 resulted in a $15.0 million increase to net income.

Pro forma results, assuming the point of publication method had been applied during the first nine months of 1995, are as follows:

                                                     Nine Months Ended
                                                    September 30, 1995
                                                      (In millions)
                                                Pro forma      As Reported
Net Loss                                        $(218.6)         $(234.5)

While the application of the point of publication method is not expected to have a material impact on total 1996 and pro forma 1995 results, the impact of the change is likely to materially effect the results of certain quarters due to the nature of the change.

Current Status of Retirement Incentives

In July 1996, the Company extended the period for offering retirement incentives to management employees to mid-1997 to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. At the present time, the Company expects the total number of employees who will elect to take the retirement incentives to be in the range of 5,800 to 6,200 consisting of approximately 2,200 management and 3,600 to

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

4,000 nonmanagement employees depending on work volumes, needs of the business and timing of the incentive offers. The increase of an estimated 300 additional management employees expected to leave the Company under the retirement incentives results from higher than anticipated acceptances of the retirement incentives.

Current Status of Business Restructuring

As a result of the Company's most recent experience and projections of remaining costs and work effort for process re-engineering initiatives, systems development costs are expected to exceed earlier projections by $6 million, while work center consolidation and training costs are expected to be lower than originally planned by approximately $5 million and $1 million, respectively.

Reserve Utilization in 1996

The restructuring reserve balance at September 30, 1996, which does not include the liability for postretirement medical benefits associated with employees' leaving the Company under the business restructuring, was approximately $55 million. Summarized below are the components of $44 million of reserves utilized during the nine months ended September 30, 1996:

      (In millions)
      Severance                                                      $32
      Process Re-engineering:
      Systems redesign:
      Customer contact                              $4
      Customer operations                            5
                                                    --
            Total systems redesign                             $9
      Work center consolidation                                 -
      Branding                                                  -
      Relocation                                                -
      Training                                                  3
      Re-engineering implementation                             -
                                                               --
            Subtotal                                           12
      Telesector Resources' allocated reserves:
      Systems re-engineering                         -
      Re-engineering implementation                  -
      Work center consolidation                      -
                                                    --
            Total allocated                                     -
                                                               --
      Total process re-engineering                                    12
                                                                     ---
   Total                                                             $44
                                                                     ===

The severance reduction amount is primarily reserves transferred to the pension liability on a per employee basis as a result of employees' leaving under the pension enhancements as opposed to severance provisions as previously accrued. $8 million was transferred from the Company to Telesector Resources associated with employees who transferred from the Company to Telesector Resources and subsequently left under the pension enhancements.

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Cost Savings

Since the inception of process re-engineering and the special pension enhancement program in 1994, approximately 3,900 employees have accepted the retirement incentives. On an annualized basis, this will equate to an average reduction in wages and benefits of approximately $198 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to employees of Telesector Resources leaving under retirement incentives will be approximately $80 million. A portion of these cost savings will be offset by the effects of wage and price inflation, growth in volume of business and higher costs attributable to service improvements.

Financing

At September 30, 1996, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

$350 million of the Company's Debentures are repayable on November 15, 1996, in whole or in part, at the option of the holder, and as such are classified as Short-term debt at September 30, 1996 and December 31, 1995. No options to elect repayment were received and, therefore, the Debentures will be classified as Long-term debt at December 31, 1996.

Regulatory Environment

In response to regulatory filings made by NYNEX in July, state regulatory commissions in Maine and Vermont have indicated that they have the authority to approve the Merger and have initiated proceedings. The New Hampshire Public Utilities Commission ("NHPUC") has also initiated proceedings to review the Merger. The Massachusetts Department of Public Utilities has issued an order stating that it will review the Merger within the context of its general supervisory authority over telephone operations within the Commonwealth and has scheduled public hearings. The Rhode Island Public Utilities Commission ("RIPUC") may also seek to review the Merger. Evidentiary hearings are scheduled in November in Maine, and in December in New Hampshire and Vermont.

The governing legal standard varies from state to state, but generally requires a showing that the Merger is consistent with the public interest. As part of that standard, these state regulatory commissions may look at the impact of the Merger on competition, rates, and service quality as well as the impact on the customers and employees of the Company.

In addition, NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by the Company and New York Telephone Company (collectively, the "Telephone Companies").

NYNEX expects that all necessary regulatory action will be completed by early 1997.

Form 10-Q Part I                 New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

State

Massachusetts

The Company's annual price cap filing became effective October 15, 1996, and will produce an overall decrease in the Company's annual intrastate revenues of approximately $29.6 million. The revenue reduction includes a $16.3 million decrease in revenues from residential customers, a $15.4 million decrease in revenues from business customers, a $7.4 million decrease in revenues from access services, and a $9.3 million increase in certain miscellaneous revenues.

New Hampshire

In August, the NHPUC issued an order approving ILP and the method of implementation. The Company has elected, and the NHPUC has approved, an ILP implementation date of June 2, 1997. Implementation shall include all switches serving customers in the state. The costs of implementing ILP are to be recovered over a two year period from all intraLATA toll carriers, including the Company, on a minutes of use basis.

Rhode Island

The RIPUC postponed further hearings in its proceeding on local exchange competition, inviting comments from the parties regarding the impact of the Act and related FCC orders. Discussions are underway among the RIPUC and parties as to the future course of action.

Vermont

The Company has reached stipulations with the parties on several issues addressed in the Vermont Public Service Board's ("VPSB") Order in Phase I of its proceeding on competition, including unbundling of network elements, directory assistance and listings, and a cost study methodology. As a result of the FCC's Interconnection Order, however, VPSB consideration of the stipulations has been delayed. The parties continue to meet to determine which issues remain for decision in the Vermont proceeding and which issues are resolved by the FCC's Order.

Federal

Telecommunications Act of 1996: The Telephone Companies are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers ("CLECs") under the terms of the Act. Agreements are state-specific and have been reached with nine individual CLECs. Each agreement must be reviewed by the appropriate state regulatory commission and approved or disapproved within 90 days of filing.

Arbitration proceedings have been commenced in every state to resolve the terms of interconnection where the Telephone Companies and the affected CLEC have been unable to reach an agreement for interconnection. The principal issues involve the wholesale pricing of services offered by the Telephone Companies for resale, as well as the prices for unbundled network elements and for the transport and termination of local traffic.

Form 10-Q Part I                 New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

In August, the FCC issued its First Report and Order setting forth the terms and conditions under which local exchange companies such as the Telephone Companies are required to provide their services and facilities for use by competitors in the provision of telecommunications services as required by the Act. The Order establishes comprehensive technical rules, and sets national cost and pricing standards for interconnection, the transport and termination of local traffic, the provision of unbundled network elements and resale services. The Order also sets "default" or proxy rates for these functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that are significantly less than the negotiated rates contained in the Telephone Companies' various interconnection agreements pending before the state regulatory commissions and the Telephone Companies' costs. The Order provides further that, in negotiating an interconnection agreement with a local exchange company, a CLEC may select individual provisions from any other interconnection agreement the local exchange company has negotiated. The Order requires that state regulatory commissions reconsider any approved or arbitrated interconnection agreements in light of the requirements of the Order.

In September, state regulatory commissions, local exchange carriers such as NYNEX, and other parties filed appeals with U. S. Courts of Appeals to overturn portions of the FCC's Order. The U. S. Court of Appeals for the 8th Circuit issued a temporary stay of the Order, and all appeals have now been consolidated with the Court. In October, the Court ordered that, pending completion of the appeal, the stay will be continued with respect to the pricing rules and the selective contract provision. The Court is expected to hear oral arguments on the appeals in January. In the meantime, the FCC and several other parties, including AT&T and MCI Corp. ("MCI"), have petitioned the U. S. Supreme Court to vacate the stay. In its petition the FCC stated the "the stay draws into question not just the timing of competition in the local markets, but also the timing of full entry by the Bell operating companies into the long distance market." In late October the petitions were denied by Justice Thomas. The FCC and other petitioners have resubmitted their petitions to other Justices of the Supreme Court.

NYNEX expects that the interconnection negotiation and arbitration process will continue before the various state regulatory commissions, utilizing the FCC interconnection rules that remain in effect, but with each commission determining the appropriate pricing rules for its jurisdiction, as provided by the Act. Arbitrated issues must be completed within nine months of the CLEC's initial request to negotiate interconnection, with state approval of the arbitrated agreement one month thereafter. In each of the states in which the Company operates, interconnection agreements with AT&T and MCI must be arbitrated and approved by January 1997, and with Sprint Corp. by February 1997.

Form 10-Q Part I                   New England Telephone and Telegraph Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The Order is the first of three FCC rulemakings that, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. The FCC has previously indicated that the remaining rulemakings, which will address universal service reform and access charge reform, are scheduled to be completed by May 1997. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Company's future rate structures, rate levels and revenues.

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



November 8, 1996

                                                                    Exhibit (12)
                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (In millions) (Unaudited)




                                                  For the
                                                Nine Months
                                                  Ended
                                                September 30,         For The Year Ended December 31,
                                                   1996        1995        1994        1993        1992      1991
                                                   ----        --------------------------------------------------
Earnings
  Earnings before Interest Expense,
   Extraordinary Item and Cumulative
   Effect of Change in Accounting Principle       $579.6      $659.4      $637.3      $281.3      $676.3    $507.7
  Federal, State and Local Income Taxes            295.3       312.5       268.2       (39.1)      240.9     135.9
  Estimated Int rest Portion of Rental Expense      20.3        28.0        28.3        27.8        30.2      30.7
                                                  ------      ------      ------      ------      ------    ------
     Total Earnings                               $895.2      $999.9      $933.8      $270.0      $947.4    $674.3
                                                  ======      ======      ======      ======      ======    ======

Fixed Charges
  Total Interest Deductions                       $106.5      $153.9      $163.0      $175.0      $189.7    $191.2
  Estimated Interest Portion of Rental Expense      20.3        28.0        28.3        27.8        30.2      30.7
                                                  ------      ------      ------      ------      ------    ------
     Total Fixed Charges                          $126.8      $181.9      $191.3      $202.8      $219.9    $221.9
                                                  ======      ======      ======      ======      ======    ======

Ratio of Earnings to Fixed Charges                  7.06        5.50        4.88        1.33        4.31      3.04
                                                  ======      ======      ======      ======      ======    ======