Form 10-K
period 1996-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1997-03-27
CIK 71344

FORM 10-K
                                ----------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ---------------- to ----------------

                          Commission file number 1-1150
                                ----------------
                   New England Telephone and Telegraph Company

                                                          I.R.S. Employer
 A New York Corporation                           Identification No. 04-1664340


                  125 High Street, Boston, Massachusetts 02110
                         Telephone Number (617) 743-9800
                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each class                         on which registered
----------------------------------           ----------------------------------
          See attachment                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None.

  THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]*


---------
* Not applicable

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                                                      Attachment


Title of each class
-------------------


DEBENTURES:
$ 45,000,000     Principal Amount of 38 Year 4 5/8% Debentures, Due April 1, 1999
$ 50,000,000     Principal Amount of 40 Year 4 1/2% Debentures, Due July 1, 2002
$ 60,000,000     Principal Amount of 40 Year 4 5/8% Debentures, Due July 1, 2005
$100,000,000     Principal Amount of 39 Year 6 1/8% Debentures, Due October 1, 2006
$200,000,000     Principal Amount of 35 Year 7 3/8% Debentures, Due October 15, 2007
$125,000,000     Principal Amount of 40 Year 6 3/8% Debentures, Due September 1, 2008
$350,000,000     Principal Amount of 40 Year 7 7/8% Debentures, Due November 15, 2029
$100,000,000     Principal Amount of 40 Year 9% Debentures, Due August 1, 2031
$100,000,000     Principal Amount of 30 Year 7 7/8% Debentures, Due September 1, 2022
$250,000,000     Principal Amount of 30 Year 6 7/8% Debentures, Due October 1, 2023
NOTES:
$100,000,000     Principal Amount of 10 Year 8 5/8% Notes, Due August 1, 2001
$100,000,000     Principal Amount of 7 Year 6.15% Notes, Due September 1, 1999
$175,000,000     Principal Amount of 5 Year 6 1/4% Notes, Due December 15, 1997
$225,000,000     Principal Amount of 10 Year 6 1/4% Notes, Due March 15, 2003
$100,000,000     Principal Amount of 7 Year 5 3/4% Notes, Due May 1, 2000
$100,000,000     Principal Amount of 5 Year 5.05% Notes, Due October 1, 1998

                                TABLE OF CONTENTS


                                     PART I


Item                                                                                             Page
----                                                                                             ----
 1. Business (Abbreviated pursuant to General Instruction J(2)) ...............................    1
 2. Properties ................................................................................    7
 3. Legal Proceedings .........................................................................    7
 4. Submission of Matters to a Vote of Security Holders
    (Omitted pursuant to General Instruction J(2))

                                            PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters (Inapplicable)
 6. Selected Financial Data ...................................................................    8
 7. Management's Discussion and Analysis of Results of Operations (Management's Narrative
     Analysis of Results of Operations is provided pursuant to General Instruction J(2)) ......    9
 8. Financial Statements and Supplementary Data:
     Report of Management .....................................................................   17
     Report of Independent Accountants ........................................................   18
     Statements:
      Statements of Income and Retained Earnings for each of the Three Years in the Period
       Ended December 31, 1996 ................................................................   19
      Balance Sheets as of December 31, 1996 and 1995 .........................................   20
      Statements of Cash Flows for each of the Three Years in the Period Ended
       December 31, 1996 ......................................................................   22
      Notes to Financial Statements ...........................................................   23
     Supplementary Information:
      Quarterly Financial Information (Unaudited) .............................................   36
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   36

                                          PART III
                         (Omitted Pursuant to General Instruction J(2))

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

                                            PART IV

14. Exhibits, Financial Statement Schedule and Reports on Form 8-K ............................   37

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


Intrastate communications services are under the jurisdiction of state public utility commissions (see Regulatory Environment - State below), and interstate communications services are under the jurisdiction of the Federal Communications Commission ("FCC") (see Regulatory Environment - Federal below). In addition, state and federal regulators review various transactions between NYNEX affiliates.


Prior to the enactment of the Telecommunications Act of 1996 (the "Act"), the operations of NYNEX and its subsidiaries were subject to the requirements of a consent decree known as the "Modification of Final Judgment" ("MFJ"), which arose out of an antitrust action brought by the United States Department of Justice against AT&T Corp. ("AT&T"). Pursuant to the MFJ, AT&T divested its 22 wholly-owned local exchange companies ("LECs"), including the Company and New York Telephone Company ("New York Telephone"), a wholly-owned subsidiary of NYNEX (collectively, the "Telephone Companies"), distributed them to seven regional holding companies ("RHCs"), and distributed the stock of the RHCs to AT&T's stockholders on January 1, 1984.


The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act (see Competition below).

Telecommunications

The Company provides primarily two types of telecommunications services, exchange telecommunications and exchange access, in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.


Exchange telecommunications service is the transmission of telecommunications among customers located within geographical areas (local access and transport areas, or "LATAs"). These LATAs are generally centered on a city or other identifiable community of interest and, subject to certain exceptions, each LATA marks an area within which the LEC operating therein may provide telecommunications services. Exchange telecommunications service may include local and long distance service within a LATA. Examples of exchange telecommunications services include switched local residential and business services, private line voice and data services, Wide Area Telecommunications Service, long distance and Centrex services.


Exchange access service refers to the link provided by LECs between a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.


Certain billing and collection services are performed by the Company for other telecommunications companies, primarily AT&T, and certain information providers that elect to subscribe to these services rather than perform such services themselves. In 1996, less than 1% of the Company's operating revenues was derived from such billing and collection services. In 1996, the Company and AT&T signed a contract extending the Company's role as an AT&T long distance billing and collection agent through December 31, 1997. The agreement allows AT&T the flexibility of gradually assuming certain administrative and billing functions now performed by the Company.


There are six LATAs that comprise the area served by the Company, and they are referred to as follows: Eastern Massachusetts, Western Massachusetts, Maine, New Hampshire, Rhode Island and Vermont.

The following table sets forth for the Company the approximate number of network access lines in service at the end of each year:

                                            In Thousands
                        ---------------------------------------------------
                         1996       1995       1994       1993       1992
                        -------    -------    -------    -------    -------
Network Access Lines
 in Service .........    6,617      6,343      6,101      5,906      5,721

The territories served by the Company contain sizable areas and many localities in which local service is provided by nonaffiliated telephone companies. On December 31, 1996, these nonaffiliated companies had approximately 225,000 network access lines in service.


For the year ending December 31, 1996, approximately 91% of the total operating revenues of the Company was derived from telecommunications services, of which one customer, AT&T, accounted for approximately 13%, primarily in network access and other revenues. The remaining approximately 9% of total operating revenues was from other sources, primarily licensing fees for telephone directories and inside wire related charges.

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

The RHCs own equal interests in Bell Communications Research, Inc. ("Bellcore"). NYNEX's interest is held by Telesector Resources. Bellcore furnishes to the LECs, and certain of their subsidiaries, technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. Bellcore has also served as a central point of contact for coordinating the efforts of NYNEX and the other RHCs in meeting the national security and emergency preparedness requirements of the federal government. In November 1996, the RHCs signed definitive agreements to sell Bellcore to Science Applications International Corporation ("SAIC"). In addition, agreements were put in place to provide for continued services from SAIC for existing and new systems and for RHC rights to use Bellcore-owned intellectual property. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

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

Business Restructuring
----------------------

See Business Restructuring in Part II Item 7.

Extraordinary Item
------------------

See Extraordinary Item in Part II, Item 7.

Capital Expenditures
--------------------

The Company meets the expanding needs for telecommunications services by making capital expenditures to upgrade and extend the existing telecommunications network, including new construction, optical fiber and modernization. Capital expenditures exclude the equity component of allowance for funds used during construction prior to the discontinuance of Statement of Financial Accounting Standard No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Extraordinary Item, Part II, Item 7), and additions under capital leases.


Capital expenditures for 1992 through 1996 are set forth below:

                                (In Millions)
                           ------------------------
                            1996  ......    $906
                            1995  ......    $886
                            1994  ......    $877
                            1993  ......    $819
                            1992  ......    $782

Regulatory Environment
----------------------

In addition to the discussion below, please see Regulatory Environment in Part II, Item 7.

Proposed Merger
---------------

In response to regulatory filings made by NYNEX in July, state regulatory commissions in Maine and Vermont indicated that they have authority to approve the proposed merger between NYNEX and Bell Atlantic Corporation ("Bell Atlantic") and initiated proceedings. The New Hampshire Public Utilities Commission ("NHPUC") also initiated proceedings to review the Merger. The Massachusetts Department of Public Utilities ("MDPU") concluded its proceedings to review the Merger within the context of its general supervisory authority over telephone operations within the Commonwealth, finding that NYNEX had satisfied the MDPU-prescribed notification process. The Rhode Island Public Utilities Commission ("RIPUC") has stated that it does not intend to take any action purporting to approve or disapprove the Merger. The commissions in Maine, New Hampshire and Vermont have issued orders approving the Merger.

In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone companies.

NYNEX is unable to predict when all necessary regulatory action will be completed.

Telecommunications Act of 1996
------------------------------

In December, the FCC commenced a proceeding on Access Reform to review its system of interstate access charges. This proceeding, which the FCC is implementing to ensure that the charges are compatible with interconnection and universal service actions stemming from the Act, will likely result in a fundamental restructuring of interstate switched access. The FCC's Notice requests comment on all aspects of access charges and details two approaches for adjusting access charges to better reflect their economic cost. Under the "Market Based Approach to Access Reform," the FCC would rely on potential and actual competition to drive prices toward economic cost. In the alternative "Prescriptive Approach to Access Reform," the FCC would specify the nature and timing of price changes, using strict regulatory, rather than market-based, mechanisms. Comments were filed in January and reply comments in early February. A decision is anticipated by May 1997.

The Federal/State Joint Board established under the Act has issued its recommendations for implementing the universal service provisions of the Act. The Joint Board's decision outlined the telecommunications services that would be supported by the universal service fund and recommended that the FCC adopt a proxy costing model, based on forward-looking costs, to develop the amount of support to be given to carriers in high cost areas. The Joint Board also recommended that carriers contribute to the universal service fund based on their gross telecommunications revenues net of payments to other carriers. Assessments in that manner would reduce the share to be paid by interexchange carriers such as AT&T and MCI Corporation and increase the contribution by the incumbent LECs such as the Telephone Companies. The Joint Board made no recommendations, deferring to the FCC, on the size of the universal service fund or on how carriers will recover payments made to the fund. With regard to universal service for schools and libraries, including Internet access, the Joint Board recommended a fund of no more than $2.25 billion, to be used to provide discounts ranging from 20 to 90 percent. Under the Act, the FCC has until early May 1997 to issue its final decision implementing the Joint Board's recommendations.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Telephone Companies' future rate structures, rate levels and revenues.

In December, the FCC issued orders establishing the operational and accounting safeguards to be applied when an RHC's affiliates conduct certain activities or offer certain services permitted under the Act, including manufacturing, interLATA information services and interLATA telecommunications services. The FCC concluded that an RHC's affiliate may share non-operations related services, such as marketing, data processing, administrative and corporate governance services, with the RHC and its local exchange and service companies. In addition, once the competitive checklist is met, the RHC's local exchange and long distance affiliates may jointly market each other's services on an equal footing with competitors. The local exchange company will continue to be required to inform its new customers of their right to select any interLATA carrier and to take their order for the selected carrier. With respect to accounting safeguards, the FCC decided to rely, to a large extent, upon its existing nonregulated cost accounting and affiliate transactions rules. The RHC's long distance affiliate will be considered a nonregulated affiliate with respect to its dealings with the RHC's local exchange and other affiliates.

In June, the FCC adopted rules that will contribute towards the development of competition in the local exchange market by allowing customers to retain their telephone numbers when switching local service providers. The FCC's rules implement the number portability obligations imposed on local exchange carriers by the Act. Local exchange carriers are to begin implementing number portability in the 100 largest metropolitan areas by October 1997, with completion by the end of 1998. Starting in 1999, number portability outside of those areas must be provided within six months after receiving a specific request from a telecommunications carrier. The FCC has a pending proceeding on cost recovery for meeting these requirements.

In December, the Maine Public Utilities Commission ("MPUC") initiated an investigation into NYNEX's plans for obtaining approval from the FCC under
Section 271 of the Act to provide in-region long distance services in Maine. The MPUC intends to examine the issues surrounding NYNEX's entry into interLATA services as a means of discharging its obligation under the Act to advise the FCC of NYNEX's compliance with the competitive checklist provisions of Section
271. In February, NYNEX submitted its Initial Status Report advising the MPUC of NYNEX's intent to achieve Section 271 approval by September. The MPUC has not yet issued a procedural schedule for the Investigation.

State
-----

Maine

In May 1995, the MPUC adopted a five-year price cap plan for the Company, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on the Company's earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed. Penalties are subject to annual limits of $1 million per category and $10 million overall. The Company made its first annual price cap filing in December, lowering rates, primarily in intrastate toll, by approximately $7 million.

The MPUC has also initiated a rulemaking with a view towards revising Maine's system of intrastate access charges, similar to the FCC's proceeding on interstate access reform (see Regulatory Environment - Federal). A decision by the MPUC is expected by late summer.

Massachusetts

In May 1995, the MDPU approved a price regulation plan to govern the Company's Massachusetts intrastate operations through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit the Company's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. The MDPU also established a quality of service index and tied service quality to the level of the productivity factor. The Company's inability to meet the performance levels in any given month would result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

The Company's annual price cap filing became effective in October and will produce an overall decrease in the Company's annual intrastate revenues of approximately $29.6 million. The revenue reduction includes a $16.3 million decrease in revenues from residential customers, a $15.4 million decrease in revenues from business customers, a $7.4 million decrease in revenues from access services, and a $9.3 million increase in certain miscellaneous revenues.

New Hampshire

In August, the NHPUC issued an order approving intraLATA presubscription ("ILP") and the method of implementation. The Company has elected, and the NHPUC has approved, an ILP implementation date of June 2, 1997. Implementation shall include all switches serving customers in the state. The costs of implementing ILP are to be recovered over a two year period from all intraLATA toll carriers, including the Company, on a minutes of use basis.

Rhode Island

In June, the RIPUC approved an incentive regulation plan (the "Plan") that had been proposed by the Company and the Rhode Island Division of Public Utilities and Carriers. The Plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. The Company will thus be able to operate in Rhode Island with increased earnings, pricing, operational, and depreciation flexibility.

Other features of the Plan include: more stringent service quality requirements, including a financial penalty, with a maximum annual rebate of $1.25 million; and no increase in residence or business basic exchange rates through 1999.

Further hearings in the RIPUC's competition proceeding are scheduled to be completed in August, and a decision is expected in November.

Vermont

In May, the VPSB issued its final Order in Phase I of its proceeding on competition. The Order closely follows the provisions of the Act and requires the Company to "unbundle" certain elements of its network, set pricing rules for wholesale and retail services and adopted a presumption in favor of a "bill-and-keep" compensation arrangement for local exchange carrier interconnection.

In June, the Company filed a request for reconsideration of, among other issues, the VPSB's Order regarding "bill-and-keep." New England Telephone argued that a "bill-and-keep" compensation arrangement for interconnection violated the Act by negating the Company's right to mutual and reciprocal compensation for use of its network. The VPSB reaffirmed its preference for "bill-and-keep," but stated that reciprocal compensation would be adopted upon a showing that traffic flows between networks are not in balance and that economic harm has resulted.

The Company has reached stipulations on several issues addressed in the VPSB's final Order in Phase I of the proceeding on competition, including a cost study methodology. Phase II of the proceeding began in February, 1997 and will address specific pricing, cost study and technical questions with respect to local and intraLATA toll competition, including ILP. The VPSB also has opened a separate docket to investigate service quality, privacy and other consumer protection issues, which will create benchmark standards for all competitors in dealing with retail customers. Finally, the VPSB has opened a docket to consider issues related to NYNEX's entry into the in-region long distance market in Vermont.

Federal
-------

Price Cap Plan

The Telephone Companies are subject to incentive regulation in the form of price caps. Price cap limits are subject to adjustment each year to reflect inflation, a productivity factor and certain other cost changes. The price cap formula adjusts the limits on access price levels upward for inflation, downward for productivity, and up or down for certain exogenous cost beyond the carrier's control.


In March 1996, the U. S. Court of Appeals for the District of Columbia Circuit denied petitions filed by the Telephone Companies and several other LECs for review of a 1995 FCC decision that had required each LEC to (a) "reinitialize" its price cap index to reflect a higher productivity factor, and (b) recalculate its price cap index on a prospective basis to exclude cost increases due to changes in the accounting treatment of other postemployment benefit expenses.

Competition
-----------

Most of the services that the Company provides in its local telecommunications markets have been facing increasing competition for the past several years. The Company has responded by obtaining increased pricing flexibility under incentive regulation, introducing new services, and improving service quality. Sustained increases over the past two years in Private Line/Special Access revenues, and the number of Centrex win-backs from PBX vendors indicate the Company's ability to respond effectively in its most competitive markets.

Competition for intraLATA toll revenues has intensified with the increased marketing of dial-around programs by interexchange carriers. To date, the retail toll revenues the Company has lost are being offset in part by increased revenues from wholesale access charges and increased total intraLATA usage.

In the highly competitive interstate access market, the Company in 1996 filed a petition for a waiver from the FCC to de-average switched access rates in the Boston metropolitan area and introduce a new fixed monthly charge paid directly by interexchange carriers. This waiver, if granted, will enable the Company to charge prices that more accurately reflect the market conditions in its most competitive area.

Employee Relations
------------------

The Company had approximately 18,100 employees at December 31, 1996. Approximately 14,400 employees are represented by unions, of which approximately 88% are represented by the International Brotherhood of Electrical Workers ("IBEW") and approximately 12% by the Communications Workers of America ("CWA"), both of which are affiliated with the AFL-CIO.

In 1994, agreements were ratified with the CWA and the IBEW to extend the collective bargaining agreements through August 8, 1998. The wage rates increased 4.0%, 4.0% and 3.5% in August 1994, 1995 and 1996, respectively, and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

Item 2. PROPERTIES.

The properties of the Company do not lend themselves to simple description by character and location of principal units.

At December 31, 1996, the gross book value of telephone plant was $12.8 billion, consisting principally of telephone plant and equipment (88%). Other classifications include: land, land improvements and buildings (7%); furniture and other equipment (3%); and plant under construction and other (2%).

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

Item 3. LEGAL PROCEEDINGS.

There were no proceedings reportable under Item 3.

                                    PART II

Item 6. SELECTED FINANCIAL DATA.

(In Millions)                                       1996       1995        1994       1993        1992
                                                   ----------------------------------------------------
  Operating revenues                               $4,547     $4,314      $4,202     $4,070      $3,922
  Operating expenses                               $3,340     $3,353      $3,310     $3,773      $3,009
  Interest expense                                 $  142     $  154      $  163     $  175      $  190
  Earnings before extraordinary item and
    cumulative effect of change in accounting
    principle                                      $  655     $  506      $  474     $  106      $  487
  Extraordinary item for the discontinuance of
    regulatory accounting principles, net of
    taxes                                          $   --     $ (628)     $   --     $   --      $   --
  Cumulative effect of change in accounting for
    directory publishing income, net of taxes      $   55     $   --      $   --     $   --      $   --
  Cumulative effect of change in accounting for
    postemployment benefits, net of taxes          $   --     $   --      $   --     $  (25)     $   --
  Net income (loss)                                $  710     $ (122)     $  474     $   81      $  487
  Telephone plant - net                            $5,874     $5,862      $6,633     $6,577      $6,532
  Total assets                                     $7,389     $7,219      $8,281     $8,271      $8,335
  Long-term debt                                   $1,996     $1,822      $2,165     $2,164      $2,211
  Share owner's equity                             $2,747     $2,504      $3,069     $3,019      $3,351
  Capital expenditures*                            $  906     $  886      $  877     $  819      $  782
  Return to equity                                  26.73%     (4.35)%     15.25%      2.38%      14.77%
  Ratio of earnings to fixed charges                 7.24       5.50        4.88       1.33        4.31
  Network access lines in service (in thousands)    6,617      6,343       6,101      5,906       5,721

  See Management's Discussion and Analysis of Results of Operations for the effect of certain items on 1996 and 1995 results, and restructuring charges on 1996, 1995, 1994 and 1993 results of operations.


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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS.

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction J(2) to Form 10-K.

Results of Operations
---------------------

Net income for New England Telephone and Telegraph Company (the "Company") for the year ended December 31, 1996 was $709.7 million. Net loss for the same period of 1995 was $(122.3) million.

Net income for the year ended December 31, 1996 includes an after-tax gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income (see Note C). Net income for the year ended December 31, 1996 also includes after-tax charges of $80.4 million for retirement incentives (see Business Restructuring) and after-tax charges of $4.3 million for accruals related to various self-insurance programs. Net income for the same period of 1995 included an extraordinary, after-tax charge of $627.8 million for the discontinuance of regulatory accounting principles, after-tax charges of $108.3 million for retirement incentives, and after-tax charges of $9.9 million for accruals related to various self-insurance programs and revised benefit charges.

Excluding the above items, net income for the year ended December 31, 1996 would have been $739.2 million, an improvement of $115.5 million, or 18.5%, over adjusted net income for the same period of 1995.

Operating Revenues
------------------

Operating revenues for the year ended December 31, 1996 were $4.5 billion, an improvement of $233.2 million, or 5.4%, over the same period of 1995.

The $233.2 million improvement in operating revenues includes the following categories:

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $120.6 million, or 6.2%, improvement results from the net of (i) an increase of $140 million primarily from increased demand, driven by growth in access lines and sales of calling features, and a $6 million increase in revenues pursuant to a Vermont Public Service Board order, and (ii) $25 million in rate reductions primarily in Massachusetts pursuant to the price regulation plan.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $11.1 million, or 1.6%, decrease results from the net of (i) an increase of $7 million primarily in demand, which consists of a $17 million increase in message toll services partially offset by a $10 million decrease in operator, public and WATS services, and (ii) $18 million in rate reductions in Maine, Massachusetts and New Hampshire. Certain decreases, primarily due to intraLATA presubscription, are being partially offset by increases in Network access revenues.

Network access revenues are earned from the provision of exchange access services primarily to interexchange carriers. The $84.6 million, or 6.5%, improvement results from (i) a net $56 million improvement in switched access revenues due to a $90 million increase primarily due to increased demand, including the previously mentioned partial offset to decreases in Long distance revenues, partially offset by a $27 million reduction in interstate rates and a $7 million reduction in intrastate rates primarily in Massachusetts, and (ii) a $29 million increase in special access revenues primarily due to increased demand.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $39.1 million, or 10.8%, improvement results primarily from (i) a $20 million increase in directory revenues from the directory licensing agreement with NYNEX Information Resources Company ("Information Resources") consisting of $14 million in retirement incentive costs recorded during 1995 and $6 million attributable to growth in the business, and (ii) a $16 million increase in revenues from increased demand for voice messaging and other enhanced calling features.

Operating Expenses
------------------

Operating expenses for the year ended December 31, 1996 were $3.3 billion, a decrease of $13.3 million, or 0.4%, from the same period of 1995.

Included in operating expenses for the year ended December 31, 1996 were charges of $132.2 million for retirement incentives (see Business Restructuring) and a charge of $7.0 million for various self-insurance programs. Included in operating expenses for the same period of 1995 were charges of $174.5 million for retirement incentives, charges of $9.0 million related to various self-insurance programs and revised benefit costs, and charges of $7.4 million resulting from a court decision on overearnings complaints.

Excluding the items discussed above, operating expenses would have increased $38.4 million, or 1.2%, over adjusted operating expenses for 1995.


The $38.4 million increase in adjusted operating expenses includes the following categories:

Depreciation and amortization increased $13.4 million, or 1.5%, over 1995, resulting primarily from the net of (i) a $25 million increase due to growth in depreciable plant investment, and (ii) a $6 million decrease attributable to the discontinuance of regulatory accounting principles in 1995 and a decrease of $7 million attributable to revised estimates of future net salvage value and remaining useful lives.

Taxes other than income, which include gross receipts taxes, property taxes and other non-income based taxes, increased $3.5 million, or 2.7%, over 1995, primarily due to an increase of $3 million in municipal tax rates for real estate in Massachusetts and Rhode Island and an increase of $1 million in the gross receipts tax in Rhode Island.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $15.3 million from 1995, resulting from the net of
(i) a $6 million increase in wages as a result of increased overtime associated with re-engineering service delivery to customers, and (ii) a $21 million decrease in benefit expenses attributable to decreases in medical and dental costs, in addition to decreases in pension expense due to changes in actuarial assumptions and revised charges for postemployment benefits.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $36.8 million over 1995 resulting primarily from the net of (i) an $18 million increase in charges from affiliated companies, primarily attributable to increases in Telesector Resources Group, Inc's. ("Telesector Resources") contracted and centralized services due to process re-engineering costs not accrued for in the 1993 business restructuring reserves and costs to implement the competitive checklist provisions of the Telecommunications Act of 1996 (the "Act") (see Regulatory Environment - Federal), and the transfer of employees from the Company to Telesector Resources, partially offset by decreases due to Telesector Resources' force reduction program, a $7 million increase in the provision for uncollectibles and a $21 million increase in miscellaneous expenses primarily related to contracted services needed to satisfy increased volume and service improvement, and (ii) a $5 million decrease in right to use fees resulting from modified software deployment schedules and a $2 million decrease in fixed rate uncollectible losses from billing and collection services performed under contract by the Company for AT&T Corp. ("AT&T").

Other income (expense) - net
----------------------------

Other income (expense) - net decreased $18.6 million from 1995 primarily due to a change in the recording of capitalized interest expense (in 1996, capitalized interest expense was recorded as a reduction to Interest expense).

Interest expense
----------------

Interest expense decreased $11.8 million, or 7.7%, from 1995 primarily due to a change in the recording of capitalized interest expense (see Other income (expense) - net).

Income taxes
------------

Income taxes increased $90.7 million, or 29.0%, over 1995, principally due to an increase in pretax income in addition to a decrease in the amortization of investment tax credits.

Extraordinary item
------------------

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

Cumulative effect of change in accounting principles
----------------------------------------------------

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX Corporation ("NYNEX") and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

Effects of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), effective for fiscal years beginning after December 15, 1995. NYNEX elected the disclosure-only provisions which require pro forma amounts to be disclosed as if NYNEX had elected to recognize compensation costs consistent with the method prescribed by Statement No. 123 (See Note F).

Anticipated Effects of Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.

Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on the Company's results of operations and financial position has not yet been determined.

Business Restructuring
----------------------

The Company's 1993 results included pretax charges of approximately $619 million ($376 million after-tax) for business restructuring. Business restructuring resulted from a comprehensive analysis of the Company's operations and work processes, resulting in a strategy to redesign them to improve efficiency and customer service, to adjust quickly to accelerating change, to implement work force reductions, and to produce savings necessary for the Company to operate in an increasingly competitive environment.

The 1993 pretax charges were comprised of: $395 million for severance and postretirement medical costs to reduce the work force by 6,300 employees by the end of 1996; $83 million for process re-engineering costs, primarily for systems redesign, and work center consolidation; and $141 million for the Company's allocated portion of Telesector Resources business restructuring charges.

Work Force Reductions: Additional Charges

During 1994, the Company announced retirement incentives to provide a voluntary means of implementing substantially all of the work force reductions planned in 1993. The retirement incentives were to be offered at different times through 1996 depending on local force requirements and were expected to incur additional charges over that period of time as employees elected to leave the business through retirement incentives rather than through the severance provisions of the 1993 force reduction plan.

During 1995, it became evident that the number of management employees leaving under the retirement incentives would exceed the original estimate. It was also determined that, as a result of volume of business growth, the expected reduction in the number of associates (previously referred to as nonmanagement employees) would be less than anticipated and would not be fully achieved until 1998. In July 1996, the Company extended the period for offering retirement incentives to management employees to mid-1997 to better coordinate force sizing with process re-engineering implementation and service improvement initiatives. In late February 1997, the Company decided that the management retirement incentive plan will end in March 1997 when all managers will have received the offer at least once over the life of the plan.

At the present time, the Company expects the total number of employees (which exclude Telesector Resources) who will elect to take the retirement incentives to be in the range of 5,300 to 5,700, consisting of approximately 1,700 management and 3,600 to 4,000 associates, depending on work volumes, needs of the business and timing of the retirement incentive offers.

The actual number of employees who elected to leave under retirement incentives in 1994, 1995 and 1996 are as follows:

                               1994      1995      1996     Total
                              -----     -----     -----    ------
Management                      740       420       290     1,450
Associates                      820     1,050     1,050     2,920
                              -----     -----     -----    ------
Total                         1,560     1,470     1,340     4,370
                              =====     =====     =====    ======


The actual additional charges for retirement incentives in 1996 and 1995 are as follows:

                                      1996                       1995
                                     ------                     ------
(In Millions)                  Pretax      After-Tax     Pretax       After-Tax
                              -------    -----------     ------       ---------
Pension enhancements          $122.2        $74.4        $153.3        $ 94.7
Postretirement medical costs    10.0          6.0          21.2          13.6
                              ------        -----        ------        ------
Total*                        $132.2        $80.4        $174.5        $108.3
                              ======        =====        ======        ======

* For the year ended December 31, 1996 and 1995, $15.5 million and $29.8 million, respectively, ($9.4 million and $18.1 million, respectively, after-tax) were allocated to the Company from Telesector Resources for its pension enhancements and $(0.6) million and $6.4 million, respectively, ($(3.7) million and $3.9 million, respectively, after-tax) were allocated from Telesector Resources for its associated postretirement medical costs.

The severance reserves established in 1993 have been and will continue to be transferred to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability established in 1993 had been and will continue to be applied to retired employees on a per employee basis as employees accept the retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

Work Force Reductions: Reserve Utilization

The 1993 charges for work force reductions of $395 million ($240 million after-tax) were comprised of $201 million for employee severance payments (including salary, payroll taxes and outplacement costs) and $194 million for postretirement medical costs. These costs were for planned work force reductions of 1,300 management employees and 5,000 associates.

The actual utilization of the 1993 severance reserves and the application of the 1993 postretirement medical liability in 1994, 1995 and 1996 are shown below:


                                                                         Total
(In Millions)                   1994     1995     1996      Total      Remaining
                                ------------------------------------------------
Severance                       $80      $38      $43       $161           $40
Postretirement medical costs    $42      $35      $65       $142           $52

   The severance and postretirement medical amounts above include allocations of $11 and $15 million, respectively, in 1996, $15 and $7 million, respectively, in 1995 and $12 and $5 million, respectively, in 1994, which were transferred to Telesector Resources for employees who left Telesector Resources under the retirement incentives (145,230 and 250 employees in 1994, 1995 and 1996, respectively).

Assuming that employees will continue to leave under the retirement incentives, it is expected that the remaining $40 million of severance reserves will be utilized and the remaining $52 million of the postretirement medical liability will be applied in 1997 and 1998, as associates leave under the retirement incentives. The reserves for management employees were completely utilized during 1996.

Process Re-engineering Costs

Approximately $83 million of the 1993 charges ($51 million after-tax) consists of costs associated with re-engineering service delivery to customers, including operating the Company and New York Telephone Company ("New York Telephone") (collectively, the "Telephone Companies") as a single enterprise under the "NYNEX" brand. During the period 1994 through 1996, NYNEX has been decentralizing the provision of residence and business customer service throughout the region, creating regional businesses to focus on unique markets, and centralizing numerous operations and support functions. The process re-engineering costs are incurred in connection with systems redesign, work center consolidation, branding, relocation, training and process re-engineering implementation. Process re-engineering costs which were not included in the 1993 charges have been expensed as incurred (see Operating expenses).

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

Work center consolidation costs are incremental costs associated with establishing work teams in fewer locations to take advantage of lower force levels and system efficiencies. These costs include moving costs, lease termination costs (from the date premises are vacated), and other consolidation costs. Branding includes the costs to develop a single "NYNEX" brand identity associated with restructured business operations. Relocation costs are costs incurred to move personnel to different locations resulting from work center consolidations. These costs are computed in accordance with the Company's relocation guidelines and the provisions of collective bargaining agreements. Training costs are for training associates on newly-designed, cross-functional job positions and re-engineered systems created as part of the restructuring plan, which will permit one employee to perform tasks formerly performed by several employees, and include tuition, out-of-pocket course development and administrative costs, facilities charges, and related travel and lodging. Re-engineering implementation costs are incremental costs to complete re-engineering initiatives.

Process Re-engineering: Reserve Utilization

At December 31, 1993, the process re-engineering costs were estimated for systems redesign, work center consolidation, branding, relocation, training and re-engineering implementation. At December 31, 1996, the actual utilization of the reserves for process re-engineering costs are as follows:


(In Millions)                             1994      1995      1996      Total
                                          -----------------------------------
Systems redesign                           $ -       $42       $12       $54
Work center consolidation                    1         6         -         7
Branding                                    12         2         -        14
Relocation                                   -         1         -         1
Training                                     -         4         3         7
Re-engineering implementation                -         -         -         -
                                           ---       ---       ---       ---
Total                                      $13       $55       $15       $83
                                           ===       ===       ===       ===


Systems redesign: During 1994, it was determined that systems redesign would require a larger than anticipated upfront effort to fully integrate interfaces between various systems and permit development of multi-tasking capabilities. This higher degree of complexity and additional functionality required by real-time, interactive systems caused a delay in the implementation of the systems redesign. It was realized at this time that utilization of the process re-engineering reserves for systems redesign would be higher than originally estimated. During 1995, process re-engineering reserves were utilized for increased efforts due to the complexity and extensiveness of integration testing and quality assurance processes. During 1996, it was determined that although certain systems redesign goals had been accomplished, other goals would not be completed until mid-1997.

The actual utilization of the systems redesign reserves, by business process, are as follows:

(In Millions)                              1994       1995      1996      Total
                                          --------------------------------------
Customer contact                          $  --        $30       $ 5       $35
Customer operations                          --         12         7        19
                                          --------------------------------------
Total                                     $  --        $42       $12       $54
                                          ======================================


The reserve utilization for work center consolidation was lower than the estimate due to an increase in the number of work centers from what was originally planned based on union agreements, the majority of which were completed in 1995. The reserve utilization for relocation of employees was lower than the estimate due to the increase in the number of work centers and terms of the union agreements resulting in less than anticipated employee relocations. Training was delayed in 1994 due to the timing of the union agreements and the higher degree of complexity of systems redesign. The utilization of reserves for training costs were reduced due to the predominant use of in-house, on-the-job and multi-media training. Reserve utilization for re-engineering implementation was combined with the related projects (i.e., systems redesign) and therefore did not require separate identification.

Costs Allocated From Telesector Resources

Approximately $141 million of restructuring charges ($86 million after-tax) was allocated to the Company from Telesector Resources, primarily related to Telesector Resources' work force reduction and re-engineering programs. The actual utilization of these reserves are as follows:

(In Millions)
                                          1994       1995       1996      Total
                                          -------------------------------------
Severance                                 $ 44*       $--        $--       $44
Postretirement medical costs                19         --         --        19
Systems re-engineering                      29         41         --        70
Re-engineering implementation               14          8         --        22
Work center consolidation                   --          3         --         3
                                          -------------------------------------
Total                                     $106        $52        $--       $158
                                          =====================================

* 1994 includes $17 million of severance amounts associated with the balance of the 1991 restructuring reserve at December 31, 1993.

Cost Savings

As of December 31, 1996, approximately 4,400 employees have accepted the retirement incentives. Without the effect of the offsets noted below, this would equate to an average reduction in wages and benefits, on an annualized basis, of approximately $218 million. In addition, the Company's share of the annualized average reduction in wages and benefits attributable to the 3,500 employees of Telesector Resources leaving under retirement incentives would be approximately $85 million.

The wage and benefit savings described above, have been, through December 31, 1996, and will continue to be, substantially offset by increased wage and benefit, and nonwage expenses attributable to the effects of wage and price inflation, the hiring of employees primarily to handle significantly increased volumes of business and to improve service, and investments in new marketing and service delivery initiatives.

Financing
---------

At December 31, 1996, the Company had $500 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

Collective Bargaining Agreements
--------------------------------

In 1994, a series of collective bargaining agreements were reached with the Communications Workers of America and the International Brotherhood of Electrical Workers that extended through August 8, 1998. The wage rates increased 4.0%, 4.0% and 3.5% in August 1994, 1995 and 1996, respectively, and will increase 3.0% in August 1997. In 1997, there may also be a cost-of-living adjustment. The agreements also provide for retirement incentives, a commitment to no layoffs or loss of wages as a result of company-initiated "process change", an enhanced educational program, and stock grant and other incentives to improve service quality.

REGULATORY ENVIRONMENT
----------------------

Telecommunications Act of 1996

The Act granted the regional holding companies ("RHCs") immediate relief for the provision of "out-of-region" services, that is, interLATA or international telecommunications services originating outside of the RHC's home region. In order to provide "in-region" services, the RHC must obtain Federal Communications Commission ("FCC") approval under Section 271 of the Act, which requires compliance with a competitive checklist and the provision of interconnection to a facilities-based competitor for business and residential service. If such interconnection is not requested, the RHC must have a state-approved Statement of Terms and Conditions under which it will be provided.

In August, the FCC issued an Order setting forth the terms and conditions for interconnection. The Order establishes comprehensive technical rules, and sets national cost and pricing standards. The Order also sets "default" or "proxy" rates for interconnection and related functions, which state regulatory commissions may use until the FCC-mandated cost studies have been completed. The proposed default rates and resale discount result in rates that in many cases are significantly less than the negotiated rates contained in the Telephone Companies' various interconnection agreements pending before the state regulatory commissions and the Telephone Companies' costs. The Order also permits a carrier to select individual provisions from any other interconnection agreement the local exchange company has negotiated.

In October, the U. S. Court of Appeals for the 8th Circuit issued a stay of the Order, with respect to the pricing rules and the selective contract provision, pending completion of appeals by state regulatory commissions, local exchange carriers such as NYNEX, and other parties. A decision is expected by April 1997.

The Telephone Companies are actively engaged in the negotiation of interconnection agreements with various competitive local exchange carriers and wireless carriers under the Act, including those terms of the FCC's Order not subject to stay. State-specific agreements have been reached with a number of carriers. Arbitration proceedings were commenced where the Telephone Companies and the affected carrier were unable to reach agreement. Under the time frame prescribed by the Act, interconnection agreements in each of the states in which the Telephone Companies operate were to have been arbitrated and approved by January 1997, with AT&T and MCI Corporation, and by February 1997 with Sprint Corporation. No agreements have been reached, and negotiations are on-going.

The FCC has initiated proceedings under the Act to address universal service obligations and a fundamental restructuring of access charges. As part of the access reform proceeding, the FCC will address, on remand from the U. S. Court of Appeals, the "residual interconnection charge" ("RIC") imposed on all interexchange carriers for local transport access services beginning in 1992. The Court directed the FCC to implement a cost-based alternative to the RIC, or explain why a departure from cost-based pricing is necessary. The RIC accounts for approximately $600 million of NYNEX's annual revenues.

The proceedings on interconnection, access reform and universal service, taken together, will determine the regulatory framework for competitive local exchange markets as required by the Act. While the outcome of these proceedings cannot be predicted, they are likely to have a significant impact on the Telephone Companies' future rate structures, rate levels and revenues.

State Regulatory

The Company has been able to replace rate of return regulation with price regulation plans in Massachusetts, Maine and Rhode Island, which represent approximately 84% of their access lines, collectively. These state regulatory plans eliminate the Company's obligation to share earnings with customers, allow the Company greater flexibility to vary prices to meet competition and impose service quality performance measurements.

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

The financial statements have been audited by Coopers & Lybrand L.L.P. ("Coopers & Lybrand"), independent accountants, whose appointment was approved by the Company's Board of Directors. Management has made available to Coopers & Lybrand all of the Company's financial records and related data, as well as the minutes of share owner's and directors' meetings. Furthermore, Management believes that all representations made to Coopers & Lybrand during its audits were valid and appropriate.

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


                                   Richard A. Jalkut
                                   President and Chief Executive Officer


                                   John Diercksen
                                   Acting Vice President - Finance and Treasurer

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note C to the financial statements, during the first quarter of 1996, the Company changed its method of recognizing directory publishing revenues and production expenses effective January 1, 1996. Additionally, as discussed in Note B to the financial statements, in the second quarter of 1995, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."




Coopers & Lybrand L.L.P.
New York, New York
February 7, 1997

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                                 (In Millions)


                                                                         For the Year Ended December 31,
                                                                        --------------------------------
                                                                          1996        1995        1994
                                                                        --------    --------    --------
OPERATING REVENUES
------------------
 Local service                                                          $2,078.7    $1,958.1    $1,897.2
 Long distance                                                             683.2       694.3       736.3
 Network access                                                          1,385.6     1,301.0     1,210.9
 Other                                                                     399.5       360.4       357.8
                                                                        --------    --------    --------
  Total operating revenues                                               4,547.0     4,313.8     4,202.2
                                                                        --------    --------    --------
OPERATING EXPENSES
------------------
 Maintenance and support                                                 1,150.0     1,114.5     1,168.0
 Depreciation and amortization                                             918.2       904.8       872.6
 Marketing and customer services                                           598.6       595.9       564.3
 Taxes other than income                                                   132.4       128.9       107.1
 Provision for uncollectible revenues                                       61.9        55.1        55.9
 Other                                                                     478.8       554.0       541.6
                                                                        --------    --------    --------
  Total operating expenses                                               3,339.9     3,353.2     3,309.5
                                                                        --------    --------    --------
Operating income                                                         1,207.1       960.6       892.7

Other income (expense) - net                                                (7.3)       11.3        12.8

Interest expense                                                           142.1       153.9       163.0
                                                                        --------    --------    --------
Earnings before income taxes, extraordinary item and cumulative
 effect of change in accounting principle                                1,057.7       818.0       742.5

Income taxes                                                               403.2       312.5       268.2
                                                                        --------    --------    --------
Earnings before extraordinary item and cumulative effect of change in
 accounting principle                                                      654.5       505.5       474.3

Extraordinary item for the discontinuance of regulatory accounting
 principles, net of taxes (Note B)                                            --      (627.8)         --

Cumulative effect of change in accounting for directory publishing
 income, net of taxes (Note C)                                              55.2          --          --
                                                                        --------    --------    --------
NET INCOME (LOSS)                                                       $  709.7    $ (122.3)   $  474.3
                                                                        ========    ========    ========
RETAINED EARNINGS
-----------------
 Beginning of year                                                      $  414.9    $  979.9    $  929.9
  Net income (loss)                                                        709.7      (122.3)      474.3
  Dividends                                                               (466.8)     (442.7)     (424.3)
                                                                        --------    --------    --------
 End of year                                                            $  657.8    $  414.9    $  979.9
                                                                        ========    ========    ========


                See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                                 (In Millions)

                                                                            December 31,
                                                                        -------------------
                                                                          1996       1995
                                                                        --------   --------
ASSETS
Current assets:
 Cash                                                                   $   14.2   $    8.4
 Receivables
  Trade and other (net of allowance of $47.4 and $49.7, respectively)      958.7      890.0
  Affiliates                                                               113.7       27.1
 Deferred charges                                                           83.5       95.9
 Deferred income taxes                                                      52.6      106.2
 Inventory                                                                  99.5       53.7
 Prepaid expenses and other                                                 55.8       36.1
                                                                        --------   --------
    Total current assets                                                 1,378.0    1,217.4
Telephone plant - net                                                    5,873.9    5,861.5
Long-term investments, deferred charges and other                          137.2      139.9
                                                                        --------   --------
    TOTAL ASSETS                                                        $7,389.1   $7,218.8
                                                                        ========   ========


                See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                                 BALANCE SHEETS
                                 --------------
                                  (In Millions)

                                                                 December 31,
                                                             -------------------
                                                               1996       1995
                                                             --------   --------
LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
 Accounts payable
  AT&T                                                       $   66.6   $   96.5
  Affiliates                                                    432.3      473.7
  Trade and Other                                               395.0      431.3
  Compensated absences                                           82.7       80.2
 Short-term debt                                                175.7      387.6
 Dividends payable                                              116.7      110.7
 Taxes accrued                                                   73.2       27.7
 Advance billing and customers' deposits                         18.2       19.5
 Interest accrued                                                38.1       38.1
                                                             --------   --------
    Total current liabilities                                 1,398.5    1,665.3
                                                             --------   --------
Long-term debt                                                1,996.4    1,822.0
Deferred income taxes                                           271.0      345.5
Unamortized investment tax credits                               59.0       67.9
 Other long-term liabilities and deferred credits               917.3      814.1
                                                             --------   --------
    Total liabilities                                         4,642.2    4,714.8
                                                             --------   --------
Commitments and contingencies (Notes I, J, K and O)
Share owner's equity:
 Common stock - one share, without par value (Note T)             1.0        1.0
 Additional paid-in capital (Note T)                          2,088.1    2,088.1
 Retained earnings                                              657.8      414.9
                                                             --------   --------
    Total share owner's equity                                2,746.9    2,504.0
                                                             --------   --------
TOTAL LIABILITIES AND SHARE OWNER'S EQUITY                   $7,389.1   $7,218.8
                                                             ========   ========



                See accompanying notes to financial statements.

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In Millions)

                                                           For the Year Ended December 31,
                                                          --------------------------------
                                                            1996        1995        1994
                                                          --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $  709.7    $ (122.3)   $  474.3
                                                          --------    --------    --------
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary item, net of taxes                               --       627.8          --
 Depreciation and amortization                               918.2       904.8       872.6
 Deferred income taxes - net                                 (56.7)      (37.9)      (65.0)
 Deferred credits - net                                       (8.8)      (11.6)      (23.5)
 Changes in operating assets and liabilities:
  Receivables                                               (155.3)     (112.9)      (71.7)
  Deferred charges                                            12.4       (13.3)       16.9
  Deferred income taxes                                       53.6       110.4        10.7
  Inventory                                                  (45.8)       (4.3)        8.2
  Prepaid expenses and other                                 (19.7)     (149.6)       51.4
  Accounts payable                                          (105.1)       79.1        63.3
  Taxes accrued                                               45.5       (18.3)       19.5
  Advance billing and customers' deposits                     (1.3)       (0.6)        1.9
  Interest accrued                                             0.0         0.1         0.2
 Other - net                                                  63.4        90.4        42.8
                                                          --------    --------    --------
    Total adjustments                                        700.4     1,464.1       927.3
                                                          --------    --------    --------
Net cash provided by operating activities                  1,410.1     1,341.8     1,401.6
                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (905.9)     (885.8)     (876.9)
                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from NYNEX                                         (37.1)      (18.0)     (104.3)
 Dividends paid to NYNEX                                    (460.8)     (438.2)     (421.6)
 Repayment of long-term debt and capital leases               (0.5)       (0.5)       (0.9)
                                                          --------    --------    --------
Net cash used in financing activities                       (498.4)     (456.7)     (526.8)
                                                          --------    --------    --------
 Net increase (decrease) in cash                               5.8        (0.7)       (2.1)
 Cash at beginning of year                                     8.4         9.1        11.2
                                                          --------    --------    --------
 Cash at end of year                                      $   14.2    $    8.4    $    9.1
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

The communications and media industry continues to experience fundamental changes at an ever-increasing pace. Telecommunications, information and entertainment services are converging in the market, driven by technology and released by landmark federal legislation that has removed historic regulatory barriers and increased competition. These changes are likely to have a significant effect on the future financial performance of many companies in the industry. The Company cannot predict the effect of such competition on its business.

NYNEX is implementing a major restructuring of its business, is entering into domestic strategic alliances and is expanding globally in select international markets in order to respond to competition. In addition, NYNEX is pursuing reforms in telecommunications policy at both the state and federal levels. In February 1996, the Telecommunications Act of 1996 was signed into law. This legislation will lead to the development of competition in local and long distance telephone service, cable television, and information and entertainment services.

Basis of Presentation

The Company has a 33 1/3% ownership interest in Telesector Resources Group, Inc. ("Telesector Resources") and shares voting rights equally with the other owner, New York Telephone Company ("New York Telephone"), which is a wholly-owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. The 1995 and 1994 financial statements have been reclassified to conform to the current year's format.

In the first quarter of 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX , changed the recognition of its directory publishing revenue and production expenses from the "amortized" method to the "point of publication" method. The initial effect of the change to the point of publication method is reported as a cumulative effect of a change in accounting principle (see Note C).

In the second quarter of 1995, the Company discontinued using GAAP applicable to regulated entities (see Note B).

Inventory

Inventory, consisting of materials and supplies, is carried principally at average cost.

Telephone Plant

Telephone plant is stated at its original cost. When depreciable plant is disposed of, the carrying amount is charged to accumulated depreciation.

As a result of the implementation of Statement of Financial Accounting Standards No. 101, "Regulated Enterprises--Accounting for the Discontinuation of Application of FASB Statement No. 71" ("Statement No. 101"), in the second quarter of 1995, the Company began recording depreciation expense using shorter asset lives based on expectations as to the revenue-producing lives of the assets (see Note B), calculated on a straight-line basis using the concept of "remaining life." Previously, depreciation rates used by the Company were prescribed by the FCC and by the state commissions for interstate operations and for intrastate operations, respectively.

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

Deferred tax assets and liabilities are measured based on the enacted tax rates that will be in effect in the years in which temporary differences are expected to reverse.

For the Company, prior to the application of Statement No. 101, the treatment of excess deferred taxes resulting from the reduction of tax rates in prior years was subject to federal income tax and regulatory rules. Deferred income tax provisions of the Company were based on amounts recognized for rate-making purposes. The Company recognized a deferred tax liability and established a corresponding regulatory asset for tax benefits previously flowed through to ratepayers. The major temporary difference that gave rise to the net deferred tax liability was depreciation, which for income tax purposes is determined based on accelerated methods and shorter lives. Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("Statement No. 71"), required the Company to reflect the additional deferred income taxes as regulatory assets to the extent that they would be recovered in the rate-making process. In accordance with the normalization provisions under federal tax law, the Company reversed excess deferred taxes relating to depreciation of regulated assets over the regulatory lives of those assets. For other excess deferred taxes, the state commissions generally allowed amortization of excess deferred taxes over the reversal period of the temporary difference giving rise to the deferred taxes. As a result of the application of Statement No. 101, income tax-related regulatory assets and liabilities were eliminated (see Note B).

The Tax Reform Act of 1986 repealed the investment tax credit ("ITC"), effective January 1, 1986. As required by tax law, ITC for the Company was deferred and is amortized as a reduction to tax expense over the estimated service lives of the related assets giving rise to the credits.

Anticipated Effects of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("Statement No. 125"). Subsequently, in December 1996, the FASB issued an amendment to Statement No. 125, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("Statement No. 127"). NYNEX is required to adopt Statement No. 125 for transactions occurring after December 31, 1996, however Statement No. 127 defers certain provisions of Statement No. 125 until after December 31, 1997. Statement No. 125 establishes the criteria to evaluate whether a transfer of financial assets should be accounted for as a pledge of collateral in a secured borrowing or as a sale. It also provides guidance on the recognition and measurement of servicing assets and liabilities and on the extinguishments of liabilities. Statement No. 127 defers the specific provisions of Statement No. 125 which address secured borrowings and collateral as well as the accounting for transfers of financial assets for repurchase agreements, dollar roll, securities lending, and similar transactions.

Management is currently evaluating the financial impact of these accounting standards; the effect of Statement No. 125 and Statement No. 127 on the Company's results of operations and financial position has not yet been determined.

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

The major elements of the 1995 write-off of non-plant regulatory net assets were as follows:

                (In Millions)               Pretax    After-tax
                                            ------    ---------
                Compensated absences        $ 53.0      $ 31.3
                Deferred pension costs       116.7        67.6
                Refinancing costs             70.9        46.4
                Deferred taxes                  --         2.0
                Other                         11.3         7.9
                                            ------      ------
                Total                       $251.9      $155.2
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

A comparison of average asset lives before and after the discontinuance of Statement No. 71 for the most significantly affected categories of telephone plant and equipment is as follows:

                                              Average lives (in years)
                                         --------------------------------
                                             Composite
                                         Regulator-Approved    Economic
                                            Asset Lives       Asset Lives
                                         -------------------- -----------
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

C  Change in Accounting Principle
   ------------------------------

Effective January 1, 1996, Information Resources changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. The Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The application of the point of publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.

D  Income Taxes
   ------------

The components of income tax expense are as follows:


--------------------------------------------------------------------------------
(In Millions)                                   1996*        1995**        1994
--------------------------------------------------------------------------------
Federal:
  Current                                      $398.1       $305.7       $297.0
  Deferred - net                                (53.1)       (32.3)       (58.3)
  Deferred tax credits - net                     (8.8)       (11.6)       (23.5)
                                               ------       ------       ------
                                                336.2        261.8        215.2
                                               ------       ------       ------
State:
  Current                                        70.6         56.3         59.7
  Deferred - net                                 (3.6)        (5.6)        (6.7)
                                               ------       ------       ------
                                                 67.0         50.7         53.0
                                               ------       ------       ------
Total                                          $403.2       $312.5       $268.2
                                               ======       ======       ======
--------------------------------------------------------------------------------

* Does not include the deferred tax expense of $36.6 million associated with the Cumulative effect of change in accounting for directory publishing income.


** Does not include the deferred tax benefit of $414.2 million associated with the Extraordinary item for the discontinuance of regulatory accounting principles.

A reconciliation between the federal income tax expense computed at the statutory rate and the Company's effective tax expense is as follows:

--------------------------------------------------------------------------------
(In Millions)                                      1996       1995       1994
--------------------------------------------------------------------------------
Federal income tax expense computed at the
 statutory rate                                  $370.2      $286.3     $259.9

a. Amortization of investment tax credits          (8.8)       (9.7)     (23.5)

b. Amortization of excess deferred federal
   taxes due to change in the tax rates               -        (3.0)     (18.1)

c. Depreciation of certain taxes and payroll-
   related construction costs capitalized for
   financial statement purposes, but
   deducted for income tax purposes in
   prior years                                        -         2.1        7.4

d. Allowance for funds used during
   construction, which is excluded from
   taxable income, net of applicable
   depreciation                                       -        (0.2)      (0.1)

e. State income taxes, net of federal tax
   benefit                                         43.5        32.9       34.5

f. Other items - net                               (1.7)        4.1        8.1
                                                  -----       -----     ------
Income tax expense                               $403.2      $312.5     $268.2
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

The components of current and non-current deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


--------------------------------------------------------------------------------
(In Millions)                                             1996             1995
--------------------------------------------------------------------------------
Deferred tax assets
 Employee benefits                                       $404.9           $368.5
 Restructuring charges                                     36.1             54.5
 Unamortized ITC                                           20.7             23.8
 Other                                                     43.9             25.8
                                                         ------           ------
                                                          505.6            472.6
                                                         ------           ------
Deferred tax liabilities
 Depreciation and amortization                            627.4            656.4
 Employee benefits                                         48.9             48.9
 Other                                                     47.7              6.7
                                                         ------           ------
                                                          724.0            712.0
                                                         ------           ------
Net deferred tax liabilities                             $218.4           $239.4
                                                         ======           ======

During 1995, income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71 (see Note B).

E  Employee Benefits
   -----------------

Pensions

Substantially all of the Company's employees are covered by one of two NYNEX noncontributory defined benefit pension plans (the "Plans"). Benefits for management employees are based on a modified career average pay plan while benefits for associates (employees previously referred to as nonmanagement) are based on a nonpay-related plan. Contributions are made, to the extent deductible under the provisions of the Internal Revenue Code, to an irrevocable trust for the sole benefit of pension plan participants.

Total pension benefit for 1996, 1995 and 1994 was $68.4, $78.9 and $87.0 million, respectively. Deferral of pension cost was discontinued as of January 1, 1993, and the Company has implemented a plan to recover deferred pension costs through the rate-making process (see Postretirement Benefits Other Than Pensions below). The pension benefit for 1996, 1995 and 1994 includes the effect of plan amendments and changes in actuarial assumptions for the discount rate and future compensation levels. At December 31, 1996 and 1995, the Company recorded approximately $19.1 and $403.0 million, respectively, in Other long-term liabilities and deferred credits representing the Company's pension liability.

The assumptions used to determine the projected benefit obligation at December 31, 1996 and 1995 include a discount rate of 7.75% and 7.25%, respectively, and an increase in future compensation levels in both years of 4.1% for management employees, and 4.0% for associates. The expected long-term rate of return on pension plan assets used to calculate pension expense was 8.9% in 1996, 1995 and 1994. The actuarial projections included herein anticipate plan improvements for active employees in the future.

As a result of planned work force reductions primarily through retirement incentives in 1996, 1995 and 1994, the Company incurred additional pension costs of $135.9, $143.0 and $145.9 million, respectively, partially offset by the 1993 severance reserves which were transferred to the pension liability. In 1996, this cost was comprised of a charge for special termination benefits of $185.0 million and a curtailment gain of $49.1 million, partially offset by 1993 severance reserves of $31.3 million. In 1995, this cost was comprised of a charge for special termination benefits of $182.3 million and a curtailment gain of $39.3 million, partially offset by 1993 severance reserves of $21.7 million. In 1994, this cost was comprised of a charge for special termination benefits of $215.9 million and a curtailment gain of $70.0 million, partially offset by 1993 severance reserves of $61.5 million.

Postretirement Benefits Other Than Pensions

The Company provides certain health care and life insurance benefits for retired employees and their families. Substantially all of the Company's employees may become eligible for these benefits if they reach pension eligibility while working for the Company. The Company participates in the NYNEX benefit plans, and the structure of the plans is such that certain disclosures required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("Statement No. 106"), cannot be presented for the Company on an individual basis. A comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of plan assets, the components of the net postretirement benefit cost, and the reconciliation of the funded status of the plans with the amount recorded on the balance sheet are provided on a consolidated basis in NYNEX's Annual Report on Form 10-K for the years ended December 31, 1996 and 1995.

The postretirement benefit cost for 1996 includes pretax credits to medical expense of $27.4 million for plan amendments primarily intended to reduce company costs under managed care options.

The Company recognizes the transition obligation for retired employees and the earned portion for active employees over a 20-year period. The cost of health care benefits and group life insurance was determined using the unit credit cost actuarial method. The net postretirement benefit cost for 1996, 1995 and 1994 for the Company was $137.0, $153.4 and $157.1 million, respectively.

The actuarial assumptions used to determine the 1996 and 1995 obligation for postretirement benefit plans under Statement No. 106 are as follows: discount rate of 7.75% and 7.25%, respectively; weighted average expected long-term rate of return on plan assets of 8.4% in both years; weighted average salary growth rate of 4.0% in both years; medical cost trend rate of 10.6% and 11.5% in 1996 and 1995, respectively, grading down to 4.5% in 2008; and dental cost trend rate of 3.5% and 4.0% in 1996 and 1995, respectively, grading down to 3.0% in 2002.

As a result of work force reductions, the Company recorded an additional $193.9 million of postretirement benefit cost in 1993 accounted for as a curtailment. In 1996, 1995 and 1994 under work force reduction retirement incentives, the Company incurred additional postretirement benefit costs of $73.2, $42.5 and $84.8 million, respectively. In 1996, this cost was comprised of a curtailment loss of $54.6 million and a charge for special termination benefits of $18.5 million, partially offset by $51.1 million accrued for in 1993. In 1995, this cost was comprised of a curtailment loss of $21.0 million and a charge for special termination benefits of $21.5 million, partially offset by $27.8 million accrued for in 1993. In 1994, this cost was comprised of a curtailment loss of $66.4 million and a charge for special termination benefits of $18.4 million, partially offset by $37.2 million accrued for in 1993.

NYNEX established two separate Voluntary Employees' Beneficiary Association Trusts ("VEBA Trusts"), one for management and the other for associates, to begin prefunding postretirement health care benefits. At December 31, 1992, NYNEX had transferred excess pensions assets, totaling $486 million, to health care benefit accounts within the pension plans and then contributed those assets to the VEBA Trusts. No additional contributions were made in 1996, 1995 and 1994. The assets in the VEBA Trusts consist primarily of equity and fixed income securities. Additional contributions to the VEBA Trusts are evaluated and determined by NYNEX management.

Regulatory Treatment

With respect to interstate treatment, in 1994 the FCC's 1993 order denying exogenous treatment of additional costs recognized under Statement No. 106 was overturned in the court. Tariff revisions were filed by the Company and New York Telephone (collectively, the "Telephone Companies") with the FCC in 1994 to amend price cap indices to reflect additional exogenous costs recognized under Statement No. 106, including $42 million of costs already accrued, increased annual costs of $21 million and increased rates of $2.2 million. Commencing December 30, 1994, the Telephone Companies began collecting these revenues, subject to possible refund pending resolution of the FCC Common Carrier Bureau's investigation. The annual update to the price cap rates, effective August 1, 1995, included tariff revisions to recover approximately $21 million of exogenous costs resulting from the implementation of Statement No. 106. In November 1996, NYNEX filed tariff revisions to reduce its interstate access charges by $21 million because it had completed the recovery of exogenous costs resulting from the implementation of Statement No. 106.

With respect to intrastate treatment, the Company eliminated remaining deferred pension costs upon the discontinuance of Statement No. 71.

F  Stock Options
   -------------

NYNEX has stock option plans for key management employees under which options to purchase NYNEX common stock are granted at a price equal to or greater than the market price of the stock at the date of grant. The 1990 Stock Option Plan, which expired on December 31, 1994, permitted the grant of options through December 1994 to purchase up to four million shares. In January 1995, NYNEX established the 1995 Stock Option Plan, that permits the grant of options no later than December 31, 1999 to purchase up to 20 million shares of common stock. One-third of the options could be exercised one year from the grant date, with another one-third exercisable two years from the grant date, and the remaining one-third exercisable three years from the grant date. These options expire ten years from the grant date.

Both the 1990 and the 1995 Stock Option Plans for key management employees allow for the granting of stock appreciation rights ("SARs") in tandem with options granted. Upon exercise of a SAR, the holder may receive shares of common stock or cash equal to the excess of the market price of the common stock at the exercise date over the option price. SARs may be exercised in lieu of the underlying option only when those options become exercisable. There are no outstanding SARS as of December 31, 1995 and 1996.

Effective March 31, 1992, NYNEX established stock option plans for associates and for management employees other than those eligible to participate in the 1990 and 1995 Stock Option Plans ("Take Stock in NYNEX"). Employees were granted options, with the number of options varying according to employee level, to purchase a fixed number of shares of NYNEX common stock at the market price of the stock on the grant date. Fifty percent of the options could be exercised one year from the grant date, with the remaining fifty percent exercisable two years from the grant date. These options expire ten years from the grant date. In October 1994 and January 1996, employees were granted additional options under these plans.

NYNEX has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), but applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Pro forma results, assuming NYNEX had elected to recognize compensation costs for the 1995 Stock Option Plan and the Take Stock in NYNEX plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by Statement No. 123 are as follows:


--------------------------------------------------------------------------------
                                      Year Ended December 31,
                    ------------------------------------------------------------
                                 1996                        1995
--------------------------------------------------------------------------------
(In Millions)          Pro forma    As Reported        Pro forma    As Reported
------------------- ------------ --------------   ------------ -------------
Net Income (Loss)       $702.1        $709.7            $(122.8)     $(122.3)
--------------------------------------------------------------------------------


The fair value of NYNEX stock options used to compute net income is the estimated present value at the grant date using the Black Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995:
Dividend yield of 4.66% for 1996 and 6.50% for 1995; expected volatility of 15.3% for 1996 and 1995; a risk free interest rate of 5.42% for 1996 and 7.63% for 1995 and an expected holding period of five years for both 1996 and 1995.

G  Telephone Plant - Net
   ---------------------

The components of Telephone plant - net are as follows:


--------------------------------------------------------------------------------
                                                                 December 31,
--------------------------------------------------------------------------------
(In Millions)                                                  1996       1995
--------------------------------------------------------------------------------
Buildings                                                    $  875.0   $  855.7
Telephone plant and equipment                                11,231.7   11,058.3
Furniture and other equipment                                    53.9       61.5
Other                                                           359.3      340.8
                                                             --------   --------
Total depreciable telephone plant                            12,519.9   12,316.3
Less: accumulated depreciation                                6,906.6    6,681.9
                                                             --------   --------
                                                              5,613.3    5,634.4
Land                                                             36.7       36.6
Plant under construction and other                              223.9      190.5
                                                             --------   --------
Total Telephone plant - net                                  $5,873.9   $5,861.5
                                                             ========   ========
--------------------------------------------------------------------------------

The discontinued application of Statement No. 71 resulted in a net decrease to telephone plant and equipment of $790.1 million in 1995, primarily through an increase in accumulated depreciation (see Note B).

H  Long-Term Debt
   --------------

Interest rates and maturities on long-term debt outstanding are as follows:

--------------------------------------------------------------------------------
                                                                 December 31,
--------------------------------------------------------------------------------
(In Millions)                 Interest Rates    Maturities     1996       1995
---------------------------- ----------------- ------------  --------- ---------
Debentures                     4 1/2% - 4 5/8%  1999-2005     $ 155.0   $ 155.0
                               6 1/8% - 7 7/8%  2006-2022       525.0     525.0
                               6 7/8% - 9%      2023-2031       699.0     350.0
Notes                         5 1/20% - 8 5/8%  1998-2003       625.0     800.0
Unamortized discount - net                                       (8.9)     (9.8)
                                                              -------   -------
                                                              1,995.1   1,820.2
Long-term capital lease obligations                               1.3       1.8
                                                              -------   -------
Total Long-term debt                                         $1,996.4  $1,822.0
                                                             ========  ========
--------------------------------------------------------------------------------

In 1998, $100 million of the Notes will mature. In 1999, $100 million of the Notes and $45 million of the Debentures will mature.

The Company's Debentures, except for its Forty Year 9% Debentures, due August 1, 2031, are callable five years after the issue date, upon thirty days notice, at the option of the Company. The Company's Forty Year 9% Debentures, due August 1, 2031, are callable ten years after the issue date, upon thirty days notice by the Company.

At December 3l, l996, the Company had $500 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.

I  Short-Term Debt
   ---------------

Short-term debt and related weighted average interest rates are as follows:

--------------------------------------------------------------------------------
                                                             Weighted Average
                                                              Interest Rates
--------------------------------------------------------------------------------
(In Millions)                          December 31,             December 31,
--------------------------------------------------------------------------------
                                    1996        1995         1996         1995

Advances from NYNEX                 $  --      $ 37.1        5.43%        5.93%
Debt maturing within one year       175.0       350.0
Other                                 0.7         0.5
                                   ------      ------
Total Short-term debt              $175.7      $387.6
                                   ======      ======
--------------------------------------------------------------------------------

$175.0 million of the Company's long term Notes due, on December 15, 1997, has been reclassified from Long-term debt at December 31, 1996.

$350.0 million of the Company's Debentures were repayable on November 15, 1996, in whole or in part, at the option of the holder, and as such were classified as Short-term debt at December 31, 1995. Bond holders redeemed $1.0 million of the Debentures in November 1996 and the remainder was reclassified to Long-term debt.

Interest expense on advances from NYNEX was $3.4, $1.1 and $5.9 million in 1996, 1995 and 1994, respectively.

J  Financial Commitments
   ---------------------

In December 1995, Telesector Resources entered into purchase agreements with various suppliers to purchase, on behalf of the Telephone Companies, equipment and software to upgrade the network. The purchase agreements have a term of five years with a commitment of approximately $550 million, of which approximately $450 million remains at December 31, 1996.

In October 1996, the Telephone Companies entered into contracts with a supplier for the deployment of digital loop fiber transport equipment for approximately one million new fiber-optic lines. The contracts are for a fifteen year plan with a total price not to exceed $170 million. As of December 31, 1996, no purchases had been made under these contracts.

K  Lease Commitments
   -----------------

The Company leases certain facilities and equipment used in its operations. Rental expense was $82.3, $84.0 and $84.8 million for 1996, 1995 and 1994, respectively.

At December 31, 1996, the minimum lease commitments under noncancelable leases for the periods shown are as follows:

--------------------------------------------------------------------------------
(In Millions)                                              Operating    Capital
--------------------------------------------------------------------------------
1997                                                         $ 50.9      $0.9
1998                                                           36.3       0.9
1999                                                           33.7       0.7
2000                                                           32.1       0.6
2001                                                           31.8       0.0
Thereafter                                                    246.5       0.0
                                                             ------      ----
Total minimum lease payments                                 $431.1       3.1
                                                             ======
Less: executory costs                                                     1.0
                                                                         ----
Net minimum lease payments                                                2.1
Less: interest                                                            0.3
                                                                         ----
Present value of net minimum lease payments                              $1.8
                                                                         ====
--------------------------------------------------------------------------------

L  Transactions With AT&T Corp.
   ----------------------------

In 1996, 1995 and 1994, AT&T Corp. ("AT&T") provided approximately 13%, 14% and 14%, respectively, of the Company's total operating revenues, primarily Network access revenues and Other revenues from billing and collection services performed under contract by the Company for AT&T. In connection with such services, the Company purchases the related receivables with recourse, up to a contractual limit.

M  Transactions With Affiliates
   ----------------------------

The Company and other NYNEX subsidiaries receive corporate governance and ownership services such as securities administration, investor relations, certain tax, legal and accounting support, and human resources planning services from NYNEX. The costs of these services are allocated to the Company and the other NYNEX subsidiaries through intercompany billings. NYNEX performs a semi-annual study to identify on whose behalf functions of corporate departments are being performed. Directly charged costs apply exclusively to one subsidiary and are charged only to that subsidiary. Directly attributable costs apply to more than one subsidiary and are allocated based on usage, specific work plans, and relative size (composite of employees and assets) of the applicable subsidiaries. Indirectly attributable and unattributable costs for services performed on behalf of all subsidiaries are allocated based on the relative size of the subsidiaries. For 1996, 1995 and 1994, the Company recorded allocated costs of $20.3, $20.1 and $21.2 million, respectively, in connection with these services. The Company also participates in compensation plans utilizing NYNEX stock.

Telesector Resources performs marketing, legal and accounting, finance, data processing and related services and materials management services on a centralized basis on behalf of the Telephone Companies. Prior to 1993, the costs of these services were allocated to the Telephone Companies based on an annual study which identified on whose behalf functions were being performed. Since 1993, costs are allocated based on identification of detailed work functions that are approved and documented within Telesector Resources' planning and budgeting process. Costs are directly assigned, directly attributed or indirectly attributed based on the analysis of the work function. In 1996, 1995 and 1994, the Company recorded charges from Telesector Resources of $715.6, $664.5 and $718.0 million, respectively, for data processing services and materials-related charges, including both materials management services (such as procurement support, warehousing and transportation costs) and the Company's purchase of materials (including items charged to plant accounts). The total materials-related charges to the Company in 1996, 1995 and 1994 were approximately $253.6, $226.9 and $242.7 million, respectively. Telesector Resources acts as a purchasing agent for the Company for directly shipped materials and supplies. During 1996, 1995 and 1994, total agency purchases by Telesector Resources amounted to $46.1, $50.6 and $132.1 million, respectively. In addition, in 1996, 1995 and 1994, approximately $9.5, $36.3 and $36.1 million, respectively, of restructuring charges ($5.7, $21.1 and $21.9 million after-tax) were allocated to the Company from Telesector Resources, primarily related to its force reduction and re-engineering programs. In 1996, the Company, New York Telephone and NYNEX transferred approximately 330, 430 and 30 employees, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand. In 1995, the Company, New York Telephone and NYNEX transferred approximately 930, 1,200 and 170 employees, respectively, to Telesector Resources associated with re-engineering the way service is delivered to customers, including operating as a single enterprise under the "NYNEX" brand.

Telesector Resources owns a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Bellcore furnishes technical and support services relating to exchange telecommunications and exchange access services, a portion of which is research and development. For 1996, 1995 and 1994, the Company recorded charges of $22.9, $30.7 and $39.8 million, respectively, for services provided by Bellcore.

In November 1996, NYNEX and the other regional holding companies signed definitive agreements to sell Bellcore to Science Applications International Corporation. Closing is expected to occur in the second half of 1997, pending regulatory approval in various jurisdictions across the country.

The Company has an agreement with Information Resources pursuant to which Information Resources pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. For 1996, 1995 and 1994, licensing fees, included in Other revenues, amounted to $190.9,

$171.3 and $167.8 million, respectively. Since 1991, Information Resources has made payments to the Company of all of Information Resource's earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, in excess of a regulated return.

N  Taxes other than Income
   -----------------------

Taxes other than income consist of:

--------------------------------------------------------------------------------
(In Millions)                                1996           1995           1994
--------------------------------------------------------------------------------
Property                                    $ 99.9         $ 96.6         $ 78.1
Gross receipts                                23.0           21.7           25.5
Other                                          9.5           10.6            3.5
                                            ------         ------         ------
    Total                                   $132.4         $128.9         $107.1
                                            ======         ======         ======
--------------------------------------------------------------------------------

O  Revenues Subject to Possible Refund
   -----------------------------------

Several state and federal regulatory matters, primarily involving the rates and charges for the provision of certain interstate access and other related services, may possibly require the refund of a portion of the revenues collected in the current and prior periods. As of December 31, 1996, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $35 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

P  Litigation and Other Contingencies
   ----------------------------------

Various legal actions and regulatory proceedings are pending that may affect the Company. While counsel cannot give assurance as to the outcome of any of these matters, in the opinion of Management based upon the opinion of counsel, the ultimate resolution of these matters in future periods is not expected to have a material effect on the Company's financial position but could have a material effect on operating results.

Q  Supplemental Cash Flow Information
   ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":


--------------------------------------------------------------------------------
                                                    For the years ended
                                                        December 31,
(In Millions)                                 1996          1995           1994
--------------------------------------------------------------------------------
Income tax payments                         $412.8         $379.6         $279.1
Interest payments *                         $152.1         $157.1         $160.9
--------------------------------------------------------------------------------

* Amounts shown are net of capitalized interest of $12.5, $10.8 and $14.6 million in 1996, 1995 and 1994, respectively.

R  Fair Value of Financial Instruments
   -----------------------------------

The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1995. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation or sale.


--------------------------------------------------------------------------------
(In Millions)                                                  December 31,
--------------------------------------------------------------------------------
                                                               1996       1995
                                                               ----       ----
Long-term debt:

  Carrying amount                                            $1,995.1   $1,820.2
  Fair value                                                 $2,000.1   $1,861.2
--------------------------------------------------------------------------------

S  Business Restructuring
   ----------------------

In 1996, 1995 and 1994, $132.2, $174.5 and $168.1 million, respectively, of pretax retirement incentive charges were recorded. These charges were included in the Statements of Income in Other expenses.

T  Share Owner's Equity
   --------------------

Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common stock of the Company was reduced by approximately $2.1 billion and such amount was reallocated to Additional paid-in capital.

U  Proposed Merger
   ---------------

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. In addition, NYNEX and Bell Atlantic have filed applications with the FCC seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The Merger is expected to qualify as a pooling of interests for accounting purposes. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. NYNEX is unable to predict when it will be able to complete the Merger.

Supplementary Information

Quarterly Financial Information (Unaudited)

------------------------------------------------------------------------------------------------
                                                         For the quarter ended
(In Millions)                            March 31,    June 30,       September 30,   December 31,
------------------------------------------------------------------------------------------------
1996
----
Operating revenues                       $1,133.4     $1,113.8         $1,178.4        $1,121.4
Operating income                         $  233.4     $  274.0         $  373.1        $  326.6
Earnings before cumulative effect of
 change in accounting for directory
 publishing income                       $  121.3     $  145.8         $  206.0        $  181.4
Cumulative effect of change in
 accounting for directory publishing
 income, net of taxes                    $   55.2     $     --         $     --        $     --
Net income                               $  176.5     $  145.8         $  206.0        $  181.4

1995
----
Operating revenues                       $1,053.6     $1,074.5         $1,088.3        $1,097.4
Operating income                         $  239.7     $  237.1         $  275.3        $  208.5
Net income (loss)                        $  124.0     $ (504.1)        $  145.6        $  112.2
------------------------------------------------------------------------------------------------

Results for the first, second, third and fourth quarters of 1996 include $77.5, $14.7, $6.3 and $33.6 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $47.2, $9.0, $3.9 and $20.4 million, respectively.

Results for the first quarter of 1996 include the effects of the change in accounting for directory publishing income, recorded as a cumulative effect of a change in accounting principle (see Note C), and $7.0 million ($4.3 million after-tax) for various insurance charges which were reflected in operating expenses. Results for the third and fourth quarters of 1996 include $4.8 and $22.6 million, respectively, of pretax credits to medical expense associated with plan amendments. Results for the third and fourth quarters of 1996 also include $4.7 and $2.2 million, respectively, of pretax credits to depreciation expense associated with revised estimates of future net salvage value.

Results for the first, second, third and fourth quarters of 1995 include $31.2, $40.3, $23.0 and $80.0 million, respectively, of pretax charges for retirement incentives, which were reflected in operating expenses. The after-tax effect of these charges was $20.9, $25.1, $14.0 and $48.3 million, respectively.

Results for the second quarter of 1995 include the effects of the discontinuance of regulatory accounting principles, recorded as an extraordinary item (see Note
B). Results for the second and third quarters of 1995 include $9.0 million ($5.4 million after-tax) and $7.4 million ($4.5 million after-tax), respectively, for certain items to meet various self-insurance and revised benefit costs which were reflected in operating expenses.

For further discussion of these items, see Management's Discussion and Analysis of Results of Operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no events reportable under Item 9.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Annual Report on Form 10-K.
    -----------------------------------------------------------

                                                                              Page(s) in This
                                                                              Annual Report On
                                                                                Form 10-K
                                                                             ------------------
    (1) Financial Statements filed as part of this report are listed in the
        Table of Contents and contained in Item 8 herein.

    (2) Financial Statement Schedule. The following financial statement schedule of the Registrant is included herein in response to Item 14:

        II - Valuation and Qualifying Accounts                                        39

    Financial statement schedules other than that listed above have been omitted because the required information is contained in the financial statements and notes thereto or because such schedules required or applicable.

    (3) Exhibits. Exhibits on file with the Securities and Exchange Commission
        ("SEC"), as identified parentheses below, are incorporated herein by reference as exhibits hereto.


Exhibit
Number
---------
(3) a Restated Certificate of Incorporation of New England Telephone and Telegraph Company (the "Company") dated August 19, 1988 (Exhibit No. (19)ii to the Registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

(3) b By-Laws of the Company as amended April 18, 1989 (Exhibit No. (3)b to the Registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

(4) No instrument which defines the rights of holders of long-term debt of the Company is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10) (ii) (B) 1     Directory License Agreement between the Company and NYNEX
                    Information Resources Company dated as of January 1, 1991
                    (Exhibit No. (10)(ii)(B)4 to the Registrant's filing on Form
                    SE dated March 26, 1991, File No. 1-1150).

(10) (ii) (B) 2     Service Agreement concerning provision by Telesector
                    Resources Group, Inc. to the Company of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing, operational support and similar services, dated March 31, 1992 (Exhibit No. (19)(i)1 to the Registrant's filing on
                    Form SE dated March 23, 1993, File No. 1-1150).

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


                                    NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY


                                    By        John W. Diercksen
                                       -----------------------------------------
                                              John W. Diercksen
                                      Acting Vice President-Finance and
                                                  Treasurer

                                               March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Richard. A. Jalkut*
President and Chief Executive Officer

Principal Financial Officer:

John W. Diercksen
Acting Vice President-Finance and Treasurer

Principal Accounting Officer:

John W. Diercksen*
Controller

A Majority of Directors:

   Lilyan H. Affinito*             *By: John W. Diercksen
   Joseph A. Califano, Jr.*             ----------------------------------------
   A. J. Eckelman*                 (John W. Diercksen, as attorney-in-
   Thomas F. Gilbane, Jr.*           fact, and on his own behalf as
   Ronald A. Homer*                  Principal Financial Officer and
   Alice Stone Ilchman*              Principal Accounting Officer)
   Richard A. Jalkut*                March 27, 1997
   Jane E. Newman*
   Donald B. Reed*
   Paul L. Snyder*
   Ira Stepanian*
   Frank J. Tasco*

                   NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (In Millions)

----------------------------------------------------------------------------------------------------------------------
COLUMN A                           COLUMN B                    COLUMN C                  COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                   ------------------------------
                                  Balance at       Charged to                                              Balance at
                                 Beginning of      Costs and        Charged to                               End of
Description                         Period         Expenses       Other Accounts        Deductions           Period
----------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectibles

  Year 1996 ....................     $ 49.7          $62.0            $106.3 (a)         $170.6 (b)          $ 47.4

  Year 1995 ....................     $ 50.9          $55.1            $ 57.1 (a)         $113.4 (b)          $ 49.7

  Year 1994 ....................     $ 46.2          $55.9            $ 54.8 (a)         $106.0 (b)          $ 50.9

Restructuring

  Year 1996 ....................     $ 98.6          $  --            $   --             $ 58.1              $ 40.5

  Year 1995 ....................     $193.0          $  --            $   --             $ 94.4              $ 98.6

  Year 1994 ....................     $286.9          $  --            $   --             $ 93.9              $193.0

-----------

(a)  Includes amounts to establish a reserve for purchased accounts receivable.

(b) Amounts written-off as uncollectible. Amounts previously written-off are credited directly to this account when recovered.