Form 10-Q
period 1997-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1997-05-12
CIK 71344

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)
  ---
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1997


                                       OR

  ---
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                            (In Millions) (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                           1997        1996
                                                        ------------------------
OPERATING REVENUES
------------------
   Local service                                         $  526.2    $  503.4
   Long distance                                            169.4       171.7
   Network access                                           354.5       339.2
   Other                                                    109.1       119.1
                                                         --------    --------
       Total operating revenues                           1,159.2     1,133.4
                                                         --------    --------

OPERATING EXPENSES
------------------
   Maintenance and support                                  279.5       286.5
   Depreciation and amortization                            220.7       235.5
   Marketing and customer services                          141.5       162.0
   Taxes other than income                                   36.4        35.0
   Provision for uncollectible revenues                      15.4        13.5
   Other                                                    257.9       167.5
                                                         --------    --------
       Total operating expenses                             951.4       900.0
                                                         --------    --------

Operating income                                            207.8       233.4

Other income (expense) - net                                 (2.6)       (0.6)

Interest expense                                             34.9        35.8
                                                         --------    --------

Earnings before income taxes and cumulative
   effect of change in accounting principle                 170.3       197.0
                                                         --------    --------

Income taxes
   Federal                                                   54.6        62.7
   State and local                                           11.3        13.0
                                                         --------    --------
       Total income taxes                                    65.9        75.7
                                                         --------    --------

Earnings before cumulative effect of
   change in accounting principle                           104.4       121.3

Cumulative effect of change in accounting for
   directory publishing income, net of taxes (Note B)        --          55.2
                                                         --------    --------

NET INCOME                                               $  104.4    $  176.5
                                                         ========    ========

RETAINED EARNINGS
-----------------
   Beginning of year                                     $  657.8    $  414.9
      Net income                                            104.4       176.5
      Dividends declared                                   (187.4)     (116.6)
                                                         --------    --------
   End of period                                         $  574.8    $  474.8
                                                         ========    ========


                 See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                            (In Millions) (Unaudited)
                                                        March 31,  December 31,
                                                          1997        1996
                                                        --------    --------
ASSETS
------
Current assets:
   Cash                                                 $   17.0    $   14.2
   Receivables
     Trade and other (net of allowance of
       $48.1 and $47.4, respectively)                      890.8       918.8
     Affiliates                                            248.7       153.6
   Deferred charges                                        104.2        83.3
   Deferred income taxes                                    41.4        52.6
   Inventory                                                94.3        99.5
   Prepaid expenses and other                               65.2        55.8
                                                        --------    --------
       Total current assets                              1,461.6     1,377.8
                                                        --------    --------

Telephone plant - at cost                               12,939.3    12,780.5
   Less: accumulated depreciation                        7,071.3     6,906.6
                                                        --------    --------
                                                         5,868.0     5,873.9
                                                        --------    --------

Long-term investment, deferred charges and other           136.9       137.4
                                                        --------    --------

       TOTAL ASSETS                                     $7,466.5    $7,389.1
                                                        ========    ========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
   Accounts Payable
       Affiliates                                       $  505.1    $  432.3
       Other                                               409.1       544.3
   Short-term debt                                         175.8       175.7
   Dividends payable                                       187.4       116.7
   Taxes accrued                                           123.6        73.2
   Advance billing and customers' deposits                  20.2        18.2
   Interest accrued                                         45.7        38.1
                                                        --------    --------
       Total current liabilities                         1,466.9     1,398.5
                                                        --------    --------

Long-term debt                                           1,996.4     1,996.4
Deferred income taxes                                      216.5       271.0
Unamortized investment tax credits                          57.2        59.0
Other long-term liabilities and deferred credits         1,065.6       917.3
                                                        --------    --------
       Total liabilities                                 4,802.6     4,642.2
                                                        --------    --------

Commitments and contingencies (Notes D and E)

Share owner's equity:
   Common stock - one share, without par value               1.0         1.0
   Additional paid-in capital                            2,088.1     2,088.1
   Retained earnings                                       574.8       657.8
                                                        --------    --------
       Total share owner's equity                        2,663.9     2,746.9
                                                        --------    --------

       TOTAL LIABILITIES AND SHARE OWNER'S EQUITY       $7,466.5    $7,389.1
                                                        ========    ========

                See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company


                            STATEMENTS OF CASH FLOWS
                            (In Millions) (Unaudited)

                                                      For The Three Months Ended
                                                               March 31,
                                                           1997        1996
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                            $  104.4    $  176.5
                                                         --------    --------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                            220.7       235.5
   Deferred income taxes - net                              (43.4)      (40.4)
   Deferred credits - net                                    (1.8)       (1.9)
   Change in operating assets and liabilities:
     Receivables                                             26.4      (121.6)
     Deferred charges                                       (20.9)       24.3
     Deferred income taxes                                   11.2        40.4
     Inventory                                                5.2       (15.2)
     Prepaid expenses and other                              (9.4)      (11.5)
     Accounts payable                                       (62.4)     (137.2)
     Taxes Accrued                                           50.3        98.5
     Advance billing and customers' deposits                  2.0         1.3
     Interest accrued                                         7.6        14.3
   Other - net                                              121.0       181.2
                                                         --------    --------
       Total adjustments                                    306.5       267.7
                                                         --------    --------

Net cash provided by operating activities                   410.9       444.2
                                                         --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (197.9)     (294.2)
   Advances to NYNEX                                        (93.4)         --
                                                         --------    --------

Net cash used in investing activities                      (291.3)     (294.2)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                         --       (35.3)
   Dividends paid to NYNEX                                 (116.7)     (110.7)
   Repayment of long-term debt and capital leases            (0.1)       (0.1)
                                                         --------    --------

Net cash used in financing activities                      (116.8)     (146.1)
                                                         --------    --------

   Net increase in Cash                                       2.8         3.9
   Cash at beginning of period                               14.2         8.4
                                                         --------    --------
   Cash at end of period                                 $   17.0    $   12.3
                                                         ========    ========


                See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

A    Basis of Presentation
     ---------------------

The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly-owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the financial statements for 1996 have been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

B    Change in Accounting Principle
     ------------------------------

Effective January 1, 1996, NYNEX Information Resources Company ("Information Resources"), a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.

C    Receivables - Affiliates
     ------------------------

At December 31, 1996, the Company had advances to NYNEX of $39.9 million included in Receivables-Affiliates. At March 31, 1997, the Company had advances to NYNEX of $133.4 million included in Receivables-Affiliates.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                                   (Unaudited)

D    Revenues Subject to Possible Refund
     -----------------------------------

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $35.0 million for the Company, and approximately $7 million for the Company and New York Telephone Company (collectively, the "Telephone Companies") together in connection with one other proceeding, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

E    Litigation and Other Contingencies
     ----------------------------------

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

F    Supplemental Cash Flow Information
     ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                           For the
                                                     Three Months Ended
                                                          March 31,
                                                      1997        1996
                                                     ------------------
                                                       (In millions)

          Income tax payments                        $67.7        $33.3
          Interest payments *                        $29.6        $30.2

* Amounts shown are net of capitalized interest of $2.8 million in both 1997 and 1996.

G    Proposed Merger
     ---------------

On April 22, 1996, NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed merger of equals pursuant to a definitive merger agreement (the "Merger"), dated April 21, 1996 that provided for the formation of a new company to be named Bell Atlantic Corporation. On July 2, 1996, NYNEX and Bell Atlantic executed an amendment to the agreement effecting a technical change in the transaction structure of the Merger. As amended, the agreement provides that a newly formed subsidiary of Bell Atlantic will merge with and into NYNEX, thereby making NYNEX a wholly owned subsidiary of Bell Atlantic. There is no change in the fundamental elements of the proposed Merger. Each NYNEX shareholder will receive 0.768 shares of Bell Atlantic

Form 10-Q Part I New                     England Telephone and Telegraph Company

                    -----------------------------
                                   (Unaudited)

common stock in exchange for one share of NYNEX common stock. The purpose of the amendment to the Merger agreement is to expedite the regulatory approval process by eliminating the need to obtain congressional approval of the Merger under a 1913 District of Columbia "anti-merger" law. At special meetings held in November 1996, the shareholders of both companies voted to approve the Merger. The state regulatory commissions in NYNEX's region have approved or have not sought jurisdiction over the Merger. Effective March 21, 1997, the New York State Public Service Commission issued an order approving the Merger, subject to certain conditions, which were accepted by NYNEX and Bell Atlantic on March 31, 1997. On April 24, 1997, the United States Department of Justice announced that its Antitrust Division had closed its investigation of the proposed Merger, having concluded that the Merger does not violate the antitrust laws. NYNEX and Bell Atlantic have filed applications with the Federal Communications Commission ("FCC") seeking approval of the transfer of control of certain FCC licenses and authorizations held by their telephone subsidiaries. The completion of the Merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the Merger will be tax free, except, in the case of NYNEX shareholders, for tax payable because of cash received for a fractional share and the payment by NYNEX of certain transfer taxes on behalf of its shareholders. The Merger is expected to qualify as a pooling of interests for accounting purposes. NYNEX expects to be able to complete the Merger in the second quarter of 1997.

Form 10-Q Part I                     New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations
---------------------

Net income for the first quarter of 1997 was $104.4 million. Net income for the first quarter of 1996 was $176.5 million.

Net income for the first quarter of 1997 includes after-tax charges of $105.3 million for retirement incentives (see Retirement Incentives). Net income for the first quarter of 1996 included a gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income (see Note B). Net income for the first quarter of 1996 also included charges of $51.5 million for items related to retirement incentives and various self-insurance programs.

Excluding the above items, net income for the first quarter of 1997 would have been $209.7 million, an improvement of $36.9 million, or 21.4%, over adjusted net income for the first quarter of 1996.

Operating Revenues
------------------

Operating revenues for the first quarter of 1997 were $1.2 billion, an improvement of $25.8 million, or 2.3%, over the first quarter of 1996.

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $22.8 million, or 4.5%, improvement results from the net of (i) an increase of $30 million, primarily in demand, driven by growth in access lines and sales of calling features, and (ii) $7 million in rate reductions primarily in Massachusetts pursuant to the price regulation plan.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $2.3 million, or 1.3%, decrease results from a decrease in demand and minimal rate reductions.

Network access revenues are earned from the provision of exchange access service primarily to interexchange carriers. The $15.3 million, or 4.5%, improvement results from a net $4 million improvement in switched access revenues primarily due to a $13 million increase in demand, offset by a $6 million reduction in interstate rates and a $2 million reduction in intrastate rates, and an $11 million increase in special access revenues primarily due to increased demand.

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $10.0 million, or 8.4% decrease results primarily from the net of (i) a $7 million increase in revenues from increased demand for voice messaging and other enhanced calling features, and (ii) an $18 million decrease in directory revenues from the

Form 10-Q Part I                     New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

directory licensing agreement with Information Resources primarily consisting of $6 million in retirement incentive costs and $13 million attributable to differences in accrual levels of publishing income.

Operating Expenses
------------------

Operating expenses for the first quarter of 1997 were $951.4 million, an increase of $51.4 million, or 5.7%, over the first quarter of 1996.

Included in operating expenses for the first quarter of 1997 were charges of $172.9 million for retirement incentives (see Retirement incentives). Included in operating expenses for the first quarter of 1996 were charges of $77.5 million for retirement incentives and a charge of $7.0 million related to various self-insurance programs.

Excluding the items discussed above, operating expenses would have decreased $37.0 million, or 4.5%, from adjusted operating expenses for the first quarter of 1996.

The $37.0 million decrease in adjusted operating expenses include the following categories:

Depreciation and amortization decreased $14.8 million, or 6.3%, from the first quarter of 1996, resulting primarily from the net of (i) a $4 million increase due to growth in depreciable plant investment, and (ii) a $19 million decrease attributable to revised estimates of future net salvage value and remaining useful lives in the third and fourth quarters of 1996, and technical updates to depreciation rates in 1997.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $13.8 million from 1996, resulting from an $11 million decrease in wages as a result of decreased overtime due to favorable weather conditions and re-engineering service delivery to customers, and a $3 million decrease in benefit expenses primarily attributable to decreases in medical expenses.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, decreased
$9.8 million from 1996 primarily due to the net of (i) a $1 million increase in right to use fees resulting from increased software upgrades, a $2 million increase in the provision for uncollectibles and a $1 million increase in rent expense, and (ii) a $14 million decrease in charges from affiliated companies, attributable to a $12 million decrease in sales agent commissions billed from Telesector Resources Group, Inc. ("Telesector Resources") to the Company and a net $2 million decrease related to advertising and promotion.

Form 10-Q Part I                     New England Telephone and Telegraph Company


Income taxes
------------

Income taxes decreased $9.8 million, or 12.9%, from the same period last year, principally due to a decrease in pretax income.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Retirement incentives
---------------------

The number of employees who elected to leave under retirement incentives in the first quarter of 1997 and 1996 are as follows:

                                                        1997                1996
                                                       -----               -----
Management                                               200                  70
Associates                                               860                 530
                                                       -----               -----
Total                                                  1,060                 600
                                                       =====               =====

The components of the charges for retirement incentives for the first quarter of 1997 and 1996 are as follows:


(In Millions)                                 1997                  1996
                                              ----                  ----
                                        Pretax    After-Tax   Pretax   After-Tax
                                        ------    ---------   ------   ---------
Pension enhancement charges             $137.6     $ 83.7     $ 60.6    $ 36.9
Postretirement medical costs              35.3       21.6       16.9      10.3
                                        ------     ------     ------    ------
                                        $172.9     $105.3     $ 77.5    $ 47.2
                                        ======     ======     ======    ======

Included in the charges above for the first three months of 1997 and 1996, are amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentives; $33.9 million and $5.2 million, respectively ($20.6 million and $3.2 million, respectively, after-tax) for pension enhancements and $12.4 million and $0.4 million, respectively ($7.6 million and $0.2 million, respectively, after-tax) for postretirement medical costs. The total number of employees who left Telesector Resources under the retirement incentives in the first quarter of 1997 and 1996 were 845 and 180, respectively, of which 325 and 70, respectively, were allocated to the Company for determining the Company's portion of Telesector Resources charges for retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

The severance reserves established in 1993 have been and will continue to be transferred to the pension liability on a per employee basis as employees accept the retirement incentives. The postretirement medical liability established in 1993 has been and will continue to be applied to retired employees on a per employee basis as employees accept the retirement incentives. The reserves for management employees were completely utilized during 1996.

During the first quarter of 1997, severance reserves of $24 million were transferred to the pension liability and $31 million of postretirement medical liability was applied on a per employee basis as a result of associates

Form 10-Q Part I New England                     Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

leaving under the retirement incentives. $2 million of severance reserves and $3 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first quarter of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentives. At March 31, 1997, $15 million of severance reserves and $19 million of unapplied postretirement medical liability remained.

Cumulative effect of change in accounting principles
----------------------------------------------------

Effective January 1, 1996, Information Resources, a wholly owned subsidiary of NYNEX, changed the recognition of its directory publishing income from the "amortized" method to the "point of publication" method. Under the point of publication method, revenues and production expenses are recognized when the directories are published rather than over the lives of the directories (generally one year) as was the case under the amortized method. NYNEX and the Company believe the change to the point of publication method is preferable because it is the method that is generally followed by publishing companies and reflects more precisely the operations of the business. Pursuant to the directory licensing agreement between Information Resources and the Company, the Company's portion of the initial effect of the change to the point of publication method was reported as a cumulative effect of a change in accounting principle which resulted in a one-time, non-cash gain of $91.7 million ($55.2 million after-tax) in the first quarter of 1996. The application of the point of publication method did not have a material effect on operating results for the year ended December 31, 1996.

Financing
---------

At March 31, 1997, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Regulatory Environment
----------------------

Telecommunications Act of 1996

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Telecommunications Act of 1996 (the "Act"). NYNEX is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, NYNEX does not believe that these proceedings will result in a material adverse impact on results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the Telephone Companies' facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Telephone Companies to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Telephone Companies which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from interexchange carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

A portion of the Telephone Companies' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

The restructuring of access charges in January 1998 is expected to be revenue neutral to the Telephone Companies.

The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

Price Caps

The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, NYNEX's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as NYNEX may elect, which is intended to reflect increases in productivity ("Productivity Factor"). For the current period ending June 30, 1997, NYNEX has chosen the 5.3% Productivity Factor.

The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Telephone Companies' networks to provide equal access to facilities for all long distance carriers.

Universal Service

The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of this federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

Other

The Massachusetts Department of Public Utilities ("MDPU") and the New Hampshire Public Utilities Commission ("NHPUC") have opened investigations into NYNEX's plans for obtaining FCC approval under Section 271 to provide in-region long distance services in Massachusetts and New Hampshire, respectively.

In May 1997, NYNEX submitted to the Maine Public Utilities Commission ("MPUC") for its approval a proposed Statement of Terms and Conditions for

Form 10-Q Part I                     New England Telephone and Telegraph Company

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

interconnection pursuant to Section 271. Also, pending is the MPUC's investigation of NYNEX's ability to satisfy the competitive checklist requirements under Section 271 in order to obtain FCC approval to provide in-region long distance services in Maine.

State Regulatory

Rhode Island
------------

In March 1997, the Rhode Island Public Utilities Commission ("RIPUC") approved a stipulation signed by the Company, AT&T Corp. and the RIPUC staff to implement intraLATA presubscription ("ILP") on August 1, 1997. The stipulation was based on an ILP plan submitted by the Company in New Hampshire and subsequently modified by the NHPUC in orders issued in 1996 and 1997.

Maine
-----

In its rulemaking on intrastate access charges, the MPUC is considering an interim rate reduction, pending the completion of the FCC's access reform proceeding. The Company has commented that any such reduction should be achieved in a revenue-neutral manner.

The MPUC has opened a proceeding to examine the manner in which the Company proposes to offer ILP. The MPUC has indicated that it expects ILP to be implemented in the third quarter of 1997.

In April 1997, the MPUC awarded the Company approximately $3 million in additional annual revenues from basic exchange rates to compensate for the loss of toll revenues occasioned by the MPUC's 1995 implementation of expanded, toll-free local calling areas. The MPUC also permitted the Company to impose a temporary surcharge on basic exchange rates to recover approximately $6 million in lost toll revenues retroactively to March 1995. The Maine Office of Public Advocate has filed for reconsideration of the surcharge, claiming that retroactive recovery constitutes impermissible retroactive ratemaking. A decision by the MPUC on this issue is expected in May.

Massachusetts
-------------

The MDPU is conducting a proceeding to examine the manner in which the Company proposes to offer ILP and is expected to issue its decision in May.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 5.       Other Information
-------       -----------------

              STATE REGULATORY MATTERS
              ------------------------

              New Hampshire
              -------------

              In April 1997, the New Hampshire Public Utilities Commission ("NHPUC") granted New England Telephone and Telegraph Company's (the "Company") request to increase the initial-period payphone coin rate from 10 cents to 25 cents. The NHPUC required that, in order to satisfy certain Federal Communication Commission ("FCC") requirements as to the elimination of payphone subsidies, the Company must implement a corresponding decrease in local exchange and exchange access service rates. The Company had proposed to meet the FCC requirements through a decrease in toll rates. The estimated annual revenue effect of the filing is a reduction of approximately $3.6 million in exchange and exchange access revenues, offset by the estimated annual revenue effect of the local coin increase.

              Vermont
              -------

              In April 1997, the Vermont Public Service Board ("VPSB") conducted hearings on the Company's request to increase the initial-period payphone coin rate from 10 cents to 25 cents, and to make additional adjustments to the overtime period and applicable rate. The VPSB conducted hearings and will be issuing an order on the Company's proposed rate request and proposal to apply an offset for the increase in payphone revenues against forgone rate increases to basic service resulting from the implementation of expanded local calling areas in a separate docket. The estimated annual revenue effect of the offset is a reduction of approximately $1.9 million in exchange and exchange access revenues, offset by the estimated annual revenue effect of the local coin increase.

Form 10-Q Part II                    New England Telephone and Telegraph Company

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits.
               ---------

               Exhibit
               -------
               Number
               ------

               (12) Computation of Ratio of Earnings to Fixed Charges

               (27) Financial Data Schedule

           (b) Reports on Form 8-K.
               --------------------

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




                                     NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY




                                                John W. Diercksen
                                   ---------------------------------------------
                                                John W. Diercksen
                                   Acting Vice President - Finance and Treasurer
                                    (Principal Financial and Accounting Officer)












May 12, 1997