Form 10-Q
period 1997-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1997-08-06
CIK 71344

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)
---
 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


                                       OR

---
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No __.

Form 10-Q Part I                     New England Telephone and Telegraph Company


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------
                            (In Millions) (Unaudited)


                                                             Three Months                    Six Months
For the Period Ended June 30,                             1997           1996           1997            1996
------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
------------------
   Local service                                        $  545.2       $  517.2       $ 1,071.4      $ 1,020.6
   Long distance                                           167.9          170.4           337.3          342.1
   Network access                                          356.1          342.6           710.6          681.8
   Other                                                    98.4           83.6           207.5          202.7
                                                        --------       --------        --------       --------
     Total operating revenues                            1,167.6        1,113.8         2,326.8        2,247.2
                                                        ========       ========        ========       ========

OPERATING EXPENSES
------------------
   Maintenance and support                                 316.9          291.8           596.4          578.3
   Depreciation and amortization                           224.1          241.4           444.8          476.9
   Marketing and customer services                         160.5          155.2           302.0          317.2
   Taxes other than income                                  35.9           34.5            72.3           69.5
   Provision for uncollectible revenues                     13.7           11.7            29.1           25.2
   Other                                                    87.5          105.2           345.4          272.7
                                                        --------       --------        --------       --------
     Total operating expenses                              838.6          839.8         1,790.0        1,739.8
                                                        ========       ========        ========       ========

Operating income                                           329.0          274.0           536.8          507.4

Other income (expense) - net                                 7.9           (1.2)            5.3           (1.8)

Interest expense                                            34.7           35.2            69.6           71.0
                                                        --------       --------        --------       --------

   Earnings before income taxes and
   cumulative effect of change in
   accounting principle                                    302.2          237.6           472.5          434.6

Income taxes
   Federal                                                  97.5           76.3           152.1          139.0
   State and local                                          19.6           15.5            30.9           28.5
                                                        --------       --------        --------       --------
       Total income taxes                                  117.1           91.8           183.0          167.5
                                                        --------       --------        --------       --------

   Earnings before cumulative effect
   of change in accounting principle                       185.1          145.8           289.5          267.1

Cumulative effect of change in
   accounting for directory publishing
   income, net of taxes (Note B)                            --             --              --             55.2
                                                        --------       --------        --------       --------

NET INCOME (LOSS)                                       $  185.1       $  145.8        $  289.5       $  322.3
                                                        ========       ========        ========       ========

RETAINED EARNINGS
   Beginning of period                                  $  574.8       $  474.8        $  657.8       $  414.9
     Net income                                            185.1          145.8           289.5          322.3
     Dividends declared                                   (187.4)        (116.7)         (374.8)        (233.3)
                                                        --------       --------        --------       --------
   End of period                                        $  572.5       $  503.9        $  572.5       $  503.9
                                                        ========       ========        ========       ========



                 See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                                 --------------
                            (In Millions) (Unaudited)

                                                         June 30,   December 31,
                                                           1997         1996
--------------------------------------------------------------------------------
ASSETS
------
Current assets:
   Cash                                                $    15.6    $    14.2
   Receivables
     Trade and other (net of allowance of
       $50.8 and $47.4, respectively)                      900.9        918.8
     Affiliates                                            153.7        153.6
   Deferred charges                                        108.8         83.3
   Deferred income taxes                                    34.0         52.6
   Inventory                                               113.6         99.5
   Prepaid expenses and other                               80.0         55.8
                                                       ---------    ---------
     Total current assets                                1,406.6      1,377.8
                                                       ---------    ---------

Telephone plant - at cost                               13,098.1     12,780.5
   Less: accumulated depreciation                        7,214.4      6,906.6
                                                       ---------    ---------
                                                         5,883.7      5,873.9
                                                       ---------    ---------

Long-term investment, deferred charges and other           136.7        137.4
                                                       ---------    ---------

   TOTAL ASSETS                                        $ 7,427.0    $ 7,389.1
                                                       =========    =========

LIABILITIES AND SHARE OWNER'S EQUITY
------------------------------------
Current liabilities:
   Accounts payable
     Affiliates                                        $   512.5    $   432.3
     Other                                                 441.7        544.3
   Short-term debt                                         175.9        175.7
   Dividends payable                                       187.4        116.7
   Taxes accrued                                            51.7         73.2
   Advance billing and customers' deposits                  18.5         18.2
   Interest accrued                                         38.0         38.1
                                                       ---------    ---------
     Total current liabilities                           1,425.7      1,398.5
                                                       ---------    ---------

Long-term debt                                           1,996.5      1,996.4
Deferred income taxes                                      218.7        271.0
Unamortized investment tax credits                          55.4         59.0
Other long-term liabilities
   and deferred credits                                  1,069.1        917.3
                                                       ---------    ---------
     Total liabilities                                   4,765.4      4,642.2
                                                       ---------    ---------

Commitments and contingencies (Notes C and D)

Share owner's equity:
   Common stock - one share, without par
     value                                                   1.0          1.0
   Additional paid-in capital                            2,088.1      2,088.1
   Retained earnings                                       572.5        657.8
                                                       ---------    ---------
     Total share owner's equity                          2,661.6      2,746.9
                                                       ---------    ---------

     TOTAL LIABILITIES AND SHARE OWNER'S EQUITY        $ 7,427.0    $ 7,389.1
                                                       =========    =========


                 See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company


                            STATEMENTS OF CASH FLOWS
                            ------------------------
                            (In Millions) (Unaudited)


For the Six Months Ended June 30,                             1997        1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                $289.5      $322.3
                                                             ------      ------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                              444.8       476.9
   Deferred income taxes - net                                (33.7)      (54.1)
   Deferred credits - net                                      (3.6)       (3.8)
   Change in operating assets and liabilities:
     Receivables                                                4.6      (104.8)
     Deferred charges                                         (25.5)       18.4
     Deferred income taxes                                     18.6        47.2
     Inventory                                                (14.1)      (22.8)
     Prepaid expenses and other                               (24.2)      (58.1)
     Accounts payable                                         (22.4)     (209.8)
     Taxes accrued                                            (21.5)       28.3
     Advance billing and customers' deposits                    0.3        (0.6)
     Interest accrued                                          (0.1)       (0.2)
   Other - net                                                121.1        68.9
                                                             ------      ------
       Total adjustments                                      444.3       185.5
                                                             ------      ------

Net cash provided by operating activities                     733.8       507.8
                                                             ------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (441.3)     (410.5)
   Advances to NYNEX                                           13.2          --
                                                             ------      ------
Net cash used in investing activities                        (428.1)     (410.5)
                                                             ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from NYNEX                                           --       128.4
   Dividends paid to NYNEX                                   (304.1)     (227.4)
   Repayment of long-term debt and capital leases              (0.2)       (0.2)
                                                             ------      ------

Net cash used in financing activities                        (304.3)      (99.2)
                                                             ------      ------

   Net increase (decrease) in Cash                              1.4        (1.9)
   Cash at beginning of period                                 14.2         8.4
                                                             ------      ------
   Cash at end of period                                     $ 15.6      $  6.5
                                                             ======      ======



                 See accompanying notes to financial statements.

Form 10-Q Part I                     New England Telephone and Telegraph Company


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)

A    Basis of Presentation
     ---------------------

The financial statements have been prepared by New England Telephone and Telegraph Company (the "Company"), a wholly-owned subsidiary of NYNEX Corporation ("NYNEX"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of Management, include all adjustments necessary for a fair presentation of the financial information for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the uncertainty inherent in making estimates, actual results could differ from those estimates. Certain information in the financial statements for 1996 has been reclassified to conform to the current period's presentation. The results for interim periods are not necessarily indicative of the results for the entire year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K and the current year's previously issued Quarterly Report on Form 10-Q.

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

C    Receivables - Affiliates
     ------------------------

At December 31, 1996, the Company had advances to NYNEX of $39.9 million included in Receivables-Affiliates. At June 30, 1997, the Company had advances to NYNEX of $26.7 million included in Receivables-Affiliates.

Form 10-Q Part I                     New England Telephone and Telegraph Company

                    -----------------------------------------
                                   (Unaudited)

D    Revenues Subject to Possible Refund
     -----------------------------------

Several state and federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $38 million for the Company. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

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

F    Supplemental Cash Flow Information
     ----------------------------------

The following information is provided in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows":

                                                                   For the
                                                              Six Months Ended
                                                                  June 30,
                                                              1997        1996
                                                             ------------------
                                                               (In millions)

         Income tax payments                                 $235.3      $210.1
         Interest payments*                                   $74.8       $76.2

* Amounts shown are net of capitalized interest of $6.0 million in 1997 and $6.2 million in 1996.

G    Proposed Merger
     ---------------

NYNEX and Bell Atlantic Corporation ("Bell Atlantic") announced a proposed Merger of equals under a definitive merger agreement (the "Merger"), entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX will become a subsidiary of Bell Atlantic. NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the Merger.

The Merger is expected to qualify as a "pooling of interests," which means that, for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. At special meetings held in November 1996, stockholders of both companies approved the Merger. The

Form 10-Q Part I                     New England Telephone and Telegraph Company

                    -----------------------------
                                   (Unaudited)

completion of the Merger is subject to the Federal Communications Commission's ("FCC") approval, which is expected to be received shortly.

After the closing of the Merger, Bell Atlantic will file, as part of a Current Report on Form 8-K, unaudited pro forma combined condensed financial statements which give effect to the Merger using the pooling-of-interests method of accounting.

Form 10-Q Part I                     New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

The following Management's Narrative Analysis of Results of Operations is provided pursuant to General Instruction H(2) to Form 10-Q.

Results of Operations
---------------------

Net income for the six months ended June 30, 1997 was $289.5 million. Net income for the same period of 1996 was $322.3 million.

Net income for the first six months of 1997 includes after-tax charges of $110.8 million for retirement incentives (see Retirement Incentives). Net income for the first six months of 1996 includes an after-tax gain of $55.2 million for the cumulative effect of a change in accounting for directory publishing income(see Note B). Net income for the first six months of 1996 also includes certain after-tax charges of $56.1 million for retirement incentives and after-tax charges of $4.3 million for accruals related to various self-insurance programs.

Excluding the above items, net income for the first six months of 1997 would have been $400.3 million, an improvement of $72.8 million, or 22.2%, over adjusted net income for the same period of 1996.

Operating Revenues
------------------

Operating revenues for the first six months of 1997 were $2.3 billion, an improvement of $79.6 million, or 3.5%, over the same period of 1996.

Local service revenues are earned from the provision of local exchange, local private line and local public network services. The $50.8 million, or 5.0%, improvement results from the net of (i) an increase of $66 million, primarily in demand, driven by growth in access lines and sales of calling features, and (ii) $15 million in rate reductions primarily in Massachusetts pursuant to the price regulation plan.

Long distance revenues are earned from the provision of services beyond the local service area, but within the local access and transport area ("LATA"), and include public and private network switching. The $4.8 million, or 1.4%, decrease results primarily from a decrease in demand for calling plans due to the effects of competition.

Network access revenues are earned from the provision of exchange access service primarily to interexchange carriers. The $28.8 million, or 4.2%, improvement results from a net $8 million improvement in switched access revenues primarily due to a $30 million increase in demand, offset by a $16 million reduction in interstate rates and a $6 million reduction in intrastate rates, and a $20 million increase in special access revenues primarily due to increased demand.

Form 10-Q Part I                     New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Other revenues are earned from the provision of products and services other than Local service, Long distance and Network access. The $4.8 million, or 2.4% improvement results primarily from the net of (i) a $14 million increase in revenues from increased demand for voice messaging services, rent revenues and incidental revenues such as late payment charges, and (ii) a $7 million decrease in directory revenues from the directory licensing agreement with Information Resources, and a $3 million reduction in billing and collection revenues.

Operating Expenses
------------------

Operating expenses for the first six months of 1997 were $1.8 billion, an increase of $50.2 million, or 2.9%, over the same period of 1996.

Included in operating expenses for the first six months of 1997 were charges of $181.9 million for retirement incentives (see Retirement incentives). Included in operating expenses for the first six months of 1996 were retirement incentives of $92.3 million (see components below) and a charge of $7.0 million for various self-insurance programs.

Excluding the items discussed above, operating expenses would have decreased $32.4 million, or 2.0%, from adjusted operating expenses for the first six months of 1996.

The $32.4 million decrease in adjusted operating expenses include the following categories:

Depreciation and amortization decreased $32.1 million, or 6.7%, from the first six months of 1996, resulting primarily from the net of (i) a $12 million increase due to growth in depreciable plant investment, and (ii) a $45 million decrease attributable to revised estimates of future net salvage value and remaining useful lives in the third and fourth quarters of 1996, and decreases due to technical updates to depreciation rates in 1997.

Employee related costs, which consist primarily of wages, payroll taxes, and employee benefits, decreased $12.5 million from 1996, resulting from an $8 million decrease in wages and payroll taxes as a result of decreased overtime due to favorable weather conditions and re-engineering service delivery to customers, and a $5 million decrease in benefit expenses primarily attributable to decreases in medical expenses.

Other operating expenses, which consist primarily of contracted and centralized services, rent and other general and administrative costs, increased $9.5 million from 1996 primarily due to the net of (i) an $8 million increase in right to use fees resulting from software upgrades, a $2 million increase in leases for equipment, a $4 million increase in the provision for uncollectible revenues and a $4 million increase in other expenses such as contracted and centralized services, and (ii) an $8 million decrease in charges from affiliated companies, attributable to decreases in billing for various research

Form 10-Q Part I                     New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

related projects and a reduction in expenses related to process re-engineering costs at Telesector Resources Group, Inc. ("Telesector Resources").

Other income (expense) - net
----------------------------

Other income (expense) - net increased $7.1 million primarily due to a gain of $11 million on the sale of property in Boston partially offset by certain merger-related costs of $3 million.

Income taxes
------------

Income taxes increased $15.5 million, or 9.3%, from the same period last year, principally due to an increase in pretax income.

Retirement incentives
---------------------

The number of employees who elected to leave under retirement incentives during the first six months of 1997 and 1996 are as follows:

                                                   1997                    1996
                                                  -----                    ----
Management                                          255                     180
Associates                                          855                     630
                                                  -----                    ----
Total                                             1,110                     810
                                                  =====                    ====

The components of the charges for retirement incentives for the first six months of 1997 and 1996 are as follows:


(In Millions)                           1997                      1996
                                        ----                      ----
                                 Pretax      After-Tax     Pretax      After-Tax
                                 ------      ---------     ------      ---------
Pension enhancement charges      $145.6        $ 88.6      $ 76.5       $ 46.5
Postretirement medical costs       36.3          22.2        15.8          9.6
                                 ------        ------      ------       ------
                                 $181.9        $110.8      $ 92.3       $ 56.1
                                 ======        ======      ======       ======

Included in the charges above for the first six months of 1997 and 1996, are amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentives; $35.4 million and $10.7 million, respectively ($21.5 million and $6.5 million, respectively, after-tax) for pension enhancements and $12.1 million and $(0.6) million, respectively ($7.4 million and $(0.3) million, respectively, after-tax) for postretirement medical costs. The total number of employees who left Telesector Resources under the retirement incentives during the first six months of 1997 and 1996 were 860 and 405, respectively, of which 330 and 155, respectively, were allocated to the Company for determining the Company's portion of Telesector Resources charges for retirement incentives. Most of the cost of the retirement incentives is funded by NYNEX's pension plans.

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

During the first six months of 1997, severance reserves of $25 million were transferred to the pension liability and $33 million of postretirement medical liability was applied on a per employee basis as a result of associates leaving under the retirement incentives. $2 million of severance reserves and $3 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first six months of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentives. At June 30, 1997, $13 million of severance reserves and $16 million of unapplied postretirement medical liability remained.

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

Financing
---------

At June 30, 1997, the Company had $500 million of unissued, unsecured debt securities registered with the SEC.

Regulatory Environment
----------------------

Telecommunications Act of 1996

On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Telecommunications Act of 1996 (the "Act"). While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date, NYNEX does not believe that these

Form 10-Q Part I                     New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

proceedings will result in a material adverse impact on results of operations or financial condition.

Access Charges

Access charges are the rates long distance carriers pay for use and availability of the Company and New York Telephone Company's (together, the "Telephone Companies") facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Telephone Companies to recover their costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Telephone Companies which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from interexchange carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

A portion of the Telephone Companies' interstate costs are also recorded through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

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

On June 30, 1997, NYNEX made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases totaling approximately $198.7 million, of which $4.4 million is a result of one-time adjustments which will only be in effect until July 1998. The FCC is conducting an investigation that could result in further rate reductions.

The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. NYNEX is unable to predict the results of this further proceeding.

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

All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1% to 2% of its revenues. NYNEX, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

In May 1997, NYNEX submitted to the Maine Public Utilities Commission ("MPUC") for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271. Also, pending is the MPUC's investigation of NYNEX's ability to satisfy the competitive checklist requirements under Section 271 in order to obtain FCC approval to provide in-region long distance services in Maine.

State Regulatory

Maine
-----

The MPUC has commenced a rulemaking to reduce intrastate access charges to the rate levels prevailing in the interstate jurisdiction. In June the MPUC ordered a 20% reduction in the carrier common line charge (approximately $5.3 million in access revenues on an annual basis), as an initial step in the rate re-balancing process, but declined to award the Company any offsetting revenue increases. The MPUC held that increases in rates for other services were barred under the Price Regulation Plan, which governs the Company's operations.

The Company has appealed the Order to the Maine Supreme Judicial Court as an unconstitutional taking of property inasmuch as the ordered reduction in access charges, with no offsetting revenue increase, violates the Price Regulation Plan. The Company applied to the court for a stay of the effective date of the ordered access tariff reductions pending final resolution of the appeal. A decision by the Court on that motion is expected shortly.

Massachusetts
-------------

In May, the MDPU issued its decision establishing the procedures for the Company's implementation of intraLATA presubscription ("ILP") in Massachusetts. Generally, the MDPU adopted the Company's proposals regarding the presubscribed carrier ("PIC") method, timing, eligibility of calls, cost recovery mechanism, and customer education plan. Finally, the MDPU required the Company to develop a cost-based ILP PIC change charge and carrier selection procedures to ensure competitive neutrality prior to ILP PIC selection, particularly during the 90-day implementation period.

Form 10-Q Part I                     New England Telephone and Telegraph Company


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          -------------------------------------------------------------

Rhode Island
------------

In March 1997, the Rhode Island Public Utilities Commission ("RIPUC") approved a stipulation signed by the Company, AT&T Corp. and the RIPUC staff to implement ILP on August 1, 1997. The stipulation was based on an ILP plan submitted by the Company in New Hampshire and subsequently modified by the NHPUC in orders issued in 1996 and 1997.

Vermont
-------

On July 31, the Company filed with the Vermont Public Service Board ("VPSB") a proposed three-year Price Regulation Plan. The Plan is similar in structure to plans in effect in Massachusetts, Maine, and Rhode Island. It includes a 2.5 % productivity factor, pricing and operations flexibility, and a service quality incentive plan that provides for both penalties and rewards for various levels of service quality.

Also on July 31, NYNEX submitted to the VPSB for its approval a proposed Statement of Terms and Conditions for interconnection pursuant to Section 271, and accompanying cost studies. The Statement was filed as part of NYNEX's compliance with the requirement in the VPSB's order approving the merger that NYNEX satisfy the Section 271 "checklist" by September 30, 1997. The VPSB has issued an order suggesting that it will consider deferring that compliance date if it finds that progress is being made in determining NYNEX's costs and in opening the Vermont local market to competition.

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

Form 10-Q Part II                    New England Telephone and Telegraph Company


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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












August 6, 1997