Form 10-Q
period 1997-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1997-11-14
CIK 71344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(Mark one)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                         Commission File Number 1-1150


                  NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY


 A New York Corporation          I.R.S. Employer Identification No. 04-1664340


                 125 High Street, Boston, Massachusetts 02110


                        Telephone Number (617) 743-9800

                           -------------------------


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF NYNEX CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

                  New England Telephone and Telegraph Company

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)

                                                                         Three months ended         Nine months ended
                                                                           September 30,              September 30,
                                                                         -------------------      ----------------------
                                                                           1997       1996          1997          1996
                                                                         --------   --------      --------      --------

OPERATING REVENUES (including $59.5, $80.3,
     $171.8 and $196.2 from affiliates)...........................       $1,140.3   $1,178.5      $3,467.2      $3,425.7
                                                                         --------   --------      --------      --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.................          282.0      252.9         880.1         822.6
     Depreciation and amortization................................          233.7      223.8         674.8         697.8
     Taxes other than income......................................           36.2       35.4         108.5         104.9
     Other (including $213.4, $175.4, $650.6
          and $577.3 to affiliates)...............................          361.3      291.0       1,030.4         912.2
                                                                         --------   --------      --------      --------
                                                                            913.2      803.1       2,693.8       2,537.5
                                                                         --------   --------      --------      --------

OPERATING INCOME..................................................          227.1      375.4         773.4         888.2

OTHER INCOME, NET (including $1.8, $1.4, $5.9
     and $6.8 from affiliate).....................................            2.0        1.5          17.9           7.0

INTEREST EXPENSE (including $.3, $1.1, $(.8)
     and $2.7 to affiliate).......................................           34.4       35.5         104.0         106.5
                                                                         --------   --------      --------      --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle..........          194.7      341.4         687.3         788.7
PROVISION FOR INCOME TAXES........................................           73.2      130.9         264.1         303.3
                                                                         --------   --------      --------      --------

Income Before Cumulative Effect of Change
     in Accounting Principle......................................          121.5      210.5         423.2         485.4

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax.............................            ---        ---           ---          55.2
                                                                         --------   --------      --------      --------

NET INCOME........................................................       $  121.5   $  210.5      $  423.2      $  540.6
                                                                         ========   ========      ========      ========


REINVESTED EARNINGS
     At beginning of period.......................................       $  184.8   $   96.9      $  257.9      $     .1
     Add:  net income.............................................          121.5      210.5         423.2         540.6
                                                                         --------   --------      --------      --------
                                                                            306.3      307.4         681.1         540.7
     Deduct:  dividends...........................................          187.4      116.7         562.2         350.0
                                                                         --------   --------      --------      --------

     At end of period.............................................       $  118.9   $  190.7      $  118.9      $  190.7
                                                                         ========   ========      ========      ========

                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                               September 30,  December 31,
                                                   1997           1996
                                               -------------  ------------

CURRENT ASSETS
Cash.........................................      $    10.5     $    14.2
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $55.7 and $47.4..          904.5         912.7
     Affiliates..............................          137.6          98.0
Material and supplies........................          110.4          99.5
Prepaid expenses.............................           69.0          52.0
Deferred income taxes........................           31.1          52.6
Other........................................           75.0          73.9
                                                   ---------     ---------
                                                     1,338.1       1,302.9
                                                   ---------     ---------

PLANT, PROPERTY AND EQUIPMENT................       13,234.9      12,720.8
Less accumulated depreciation................        7,336.0       6,884.8
                                                   ---------     ---------
                                                     5,898.9       5,836.0
                                                   ---------     ---------

OTHER ASSETS.................................          225.8         176.5
                                                   ---------     ---------

TOTAL ASSETS.................................      $ 7,462.8     $ 7,315.4
                                                   =========     =========



                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.................       $   47.0      $    ---
     Other.....................................          175.5         175.7
Accounts payable and accrued liabilities:
     Affiliates................................          428.2         544.1
     Other.....................................          758.9         549.0
Other liabilities..............................          103.1         105.6
                                                      --------      --------
                                                       1,512.7       1,374.4
                                                      --------      --------

LONG-TERM DEBT.................................        1,997.0       1,996.4
                                                      --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................        1,718.1       1,562.3
                                                      --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................            ---           5.6
Unamortized investment tax credits.............           53.9          59.0
Other..........................................           34.6          32.2
                                                      --------      --------
                                                       5,316.3       5,029.9
                                                      --------      --------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value......            1.0           1.0
Additional paid-in capital.....................        2,026.6       2,026.6
Reinvested earnings............................          118.9         257.9
                                                      --------      --------
                                                       2,146.5       2,285.5
                                                      --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..       $7,462.8      $7,315.4
                                                      ========      ========


                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                         Nine months ended
                                                           September 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES.........    $1,204.8      $  976.1
                                                      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment........      (721.8)       (625.2)
Other, net........................................        (3.8)        (19.9)
                                                      --------      --------
Net cash used in investing activities.............      (725.6)       (645.1)
                                                      --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital
     lease obligations............................         (.3)          (.3)
Net change in note payable to affiliate...........        47.0          38.6
Dividends paid....................................      (491.5)       (344.1)
Net change in outstanding checks drawn
     on controlled disbursement accounts..........       (38.1)        (20.8)
                                                      --------      --------
Net cash used in financing activities.............      (482.9)       (326.6)
                                                      --------      --------

NET CHANGE IN CASH................................        (3.7)          4.4


CASH, BEGINNING OF PERIOD.........................        14.2           8.4
                                                      --------      --------

CASH, END OF PERIOD...............................    $   10.5      $   12.8
                                                      ========      ========

                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     New England Telephone and Telegraph Company (the Company) is a wholly owned subsidiary of NYNEX Corporation (NYNEX). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and NYNEX (see Note
2). These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   BELL ATLANTIC--NYNEX MERGER

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1995 by a net $414.8 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments.

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $59 million consisting of $6 million for direct incremental costs, $51 million for employee severance costs, and $2 million for transition and integration costs. These costs include the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $47 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from Telesector Resources. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $6 million for special items related to fixed assets.

     The Company also recognized pre-tax charges of approximately $19 million for contingencies associated with various regulatory and legal matters, and approximately $22 million for other miscellaneous expense items.

3.   DIVIDEND

     On November 3, 1997, the Company declared and paid a dividend in the amount of $187.4 million to NYNEX.

                  New England Telephone and Telegraph Company

4.   REVENUES SUBJECT TO POSSIBLE REFUND

     Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of September 30, 1997, the aggregate amount of revenues estimated to be subject to possible refund was approximately $41 million for the Company. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

5.   LITIGATION AND OTHER CONTINGENCIES

     Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for liabilities in connection with regulatory and legal matters which it currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of these matters in future periods will have a material effect on the Company's financial position, but it could have a material effect on results of operations.

                  New England Telephone and Telegraph Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the nine month period ended September 30, 1997 of $423.2 million compared to net income of $540.6 million for the same period in 1996.


Bell Atlantic--NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1995 by a net $414.8 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments.

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $59 million consisting of $6 million for direct incremental costs, $51 million for employee severance costs, and $2 million for transition and integration costs. These costs include the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

     Bell Atlantic expects to incur between $400 million and $500 million (pre-tax) in additional transition and integration merger-related expenses over the three years following the closing of the merger. It is anticipated that the Company will recognize a portion of these costs.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $47 million in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from Telesector Resources. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $6 million for special items related to fixed assets.

     The Company also recognized pre-tax charges of approximately $19 million for contingencies associated with various regulatory and legal matters, and approximately $22 million for other miscellaneous expense items.

                  New England Telephone and Telegraph Company

Other Charges

     In 1997, costs associated with the Company's retirement incentive program totaled $190.3 million for the first nine months, compared to $98.6 million for the first nine months of 1996.

     The retirement incentive costs for the first nine months of 1997 and 1996 include amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In the first nine months of 1997, the retirement incentive costs allocated to the Company by Telesector Resources were $52.5 million, compared to $11.5 million for the same period of 1996. The total number of employees who left Telesector Resources under the retirement incentive program during the first nine months of 1997 and 1996 were 915 and 480, of which 350 and 185 were allocated to the Company for determining the Company's portion of Telesector Resources' charges for the retirement incentive program. Most of the cost of the retirement incentives is funded by Bell Atlantic's pension plans.

Cumulative Effect of Change in Accounting - Directory Publishing

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $55.2 million in the first quarter of 1996, representing the cumulative effect of this accounting change.

--------------------------------------------------------------------------------

     These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUES STATISTICS
-----------------------------

                                                 1997       1996   % Change
--------------------------------------------------------------------------------

At September 30
---------------
  Access Lines in Service (in thousands)
     Residence............................      4,466      4,353       2.6%
     Business.............................      2,278      2,127       7.1
     Public...............................         70         73      (4.1)
                                               ------     ------
                                                6,814      6,553       4.0
                                               ======     ======

Nine Month Period Ended September 30
------------------------------------
  Access Minutes of Use (in millions).....     19,562     18,198       7.5


OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30             1997       1996   % Change
--------------------------------------------------------------------------------
Local service.............................   $1,607.2   $1,546.4       3.9%
Network access............................    1,036.7    1,031.7        .5
Long distance services....................      504.1      514.2      (2.0)
Ancillary services........................      145.5      130.7      11.3
Directory and information services........      173.7      202.7     (14.3)
                                             --------   --------
Total.....................................   $3,467.2   $3,425.7       1.2
                                             ========   ========

                  New England Telephone and Telegraph Company

LOCAL SERVICE REVENUES

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $60.8               3.9%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone.

     Higher usage of network facilities was the primary reason for the increase in local service revenues in the nine month period ended September 30, 1997. This growth was generated by an increase in access lines in service of 4.0% from September 30, 1996 and stronger business message volumes in 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

     Revenue growth during 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage, fueled in part by the introduction of new and enhanced optional features.

     Revenue increases were partially offset by the effects of rate reductions and a rebate issued to customers in Massachusetts in August 1997.

     For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 13.


NETWORK ACCESS REVENUES

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $5.0                 .5%
--------------------------------------------------------------------------------

     Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

     Network access revenues increased during the first nine months of 1997 as a result of higher customer demand as reflected by growth in access minutes of use of 7.5% over the same period in 1996. Volume growth was boosted by expansion of the business market, particularly for high capacity services.

     Network access revenues in the first nine months of 1997 were negatively affected by price reductions as mandated by federal and state price cap and incentive plans. Effective July 1, 1997, the Company implemented price decreases of approximately $77 million on an annualized basis for interstate access services, in connection with the Federal Communications Commission's (FCC) price cap plan. The Company also implemented rate reductions for intrastate access services in connection with price cap and incentive plans filed in certain state jurisdictions. Revenues during 1997 were also reduced by special charges of approximately $18 million for contingencies associated with regulatory matters.

     The Company expects that the impact of price decreases, in connection with the FCC's price cap plan effective July 1, 1997, will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results-Recent Developments-FCC Orders" beginning on page 14.

                  New England Telephone and Telegraph Company

LONG DISTANCE SERVICES REVENUES

     1997-1996                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(10.1)              (2.0)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

     Increased competition for intraLATA toll, WATS and private line services and company-initiated price reductions contributed substantially to the reduction in long distance revenues in 1997. The effect on revenues from competition for intraLATA toll services increased in the second and third quarters of 1997 as a result of the introduction of presubscription in several states. The Company implemented price reductions on certain long distance services as part of the Company's response to competition. These revenue decreases were also partially offset by higher calling volumes generated by an increase in access lines in service.

     The Company believes that competition for long distance services, including the introduction of presubscription, which began in the second quarter of 1997, will continue to impact future revenue trends. See "Factors That May Impact Future Results-Competition-IntraLATA Toll Services" on page 15 for a further discussion of presubscription.


ANCILLARY SERVICES REVENUES

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $14.8               11.3%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services for long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and non-affiliates, voice messaging, ISDN and other high bandwidth services.

     Higher ancillary services revenues during the first nine months of 1997 were principally the result of higher demand for CPE services. Strong revenue growth from voice messaging services, principally Answer Call, also contributed to higher revenues in 1997. The Company also recognized higher revenues as a result of the introduction of customer late payment fees.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1997-1996                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(29.0)             (14.3)%
--------------------------------------------------------------------------------

     Directory and information services revenues consist of payments from an affiliate, NYNEX Information Resources Company (Information Resources), for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont in excess of a regulated return and fees paid by Information Resources for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

     The decrease in directory and information services revenues in 1997 was principally due to reduced payments from Information Resources due to the effects of merger-related costs, retirement incentive costs and other charges on Information Resources's earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

                  New England Telephone and Telegraph Company


OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Month Period Ended September 30                 1997       1996   % Change
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..   $  880.1   $  822.6       7.0%
Depreciation and amortization.................      674.8      697.8      (3.3)
Taxes other than income.......................      108.5      104.9       3.4
Other operating expenses......................    1,030.4      912.2      13.0
                                                 --------   --------
Total.........................................   $2,693.8   $2,537.5       6.2
                                                 ========   ========

EMPLOYEE COSTS

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $ 57.5                7.0%
--------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Telesector Resources, who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     Employee costs increased in the first nine months of 1997 principally as a result of costs of approximately $51 million associated with the Company's retirement incentive program. Employee costs were also higher as a result of annual salary and wage increases, the effect of increased work force levels principally attributable to higher business volumes, and merger-related costs recorded in the third quarter of 1997. The Company recognized approximately $32 million in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The Company also recorded approximately $1 million for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Telesector Resources were allocated to the Company and are included in other operating expenses.

     These expense increases were partially offset by a reduction in benefit costs caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns, lower than expected medical claims and plan changes.

     For a further discussion of the Company's retirement incentive program see "Other Matters - Retirement Incentives" on page 16.


DEPRECIATION AND AMORTIZATION

     1997-1996                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $(23.0)              (3.3)%
--------------------------------------------------------------------------------

     Depreciation and amortization decreased in the first nine months of 1997 principally due to the effect of lower rates of depreciation and amortization, offset partially by growth in depreciable telephone plant and the recording of approximately $6 million for special items related to fixed assets in the third quarter of 1997, as previously mentioned.

                  New England Telephone and Telegraph Company

TAXES OTHER THAN INCOME

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $3.6                  3.4%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and other nonincome-based items.

     The increase in taxes other than income is primarily due to higher estimates for property taxes.


OTHER OPERATING EXPENSES

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $118.2                13.0%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was largely attributable to higher costs for data processing, engineering, right-to-use fees resulting from software upgrades, and contract and centralized services. The third quarter of 1997 also included merger-related costs and other special items aggregating approximately $18 million. These charges were comprised of transition merger-related costs of $.1 million, charges for regulatory contingencies of approximately $1 million and other miscellaneous expense items of approximately $17 million. Other operating expenses were further increased by the Company's allocated share of Telesector Resources' retirement incentive program, employee severance costs and transition merger-related costs. These increases were partially offset by lower process re-engineering costs.


OTHER INCOME, NET

     1997-1996                           Increase
--------------------------------------------------------------------------------
     Nine Months               $10.9                155.7%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to a gain on the sale of property in the second quarter of 1997. This increase was partially offset by a small decrease in the income recorded from Telesector Resources under the equity method.


INTEREST EXPENSE

     1997-1996                          (Decrease)
--------------------------------------------------------------------------------
     Nine Months               $ (2.5)              (2.3)%
--------------------------------------------------------------------------------

     Interest expense decreased principally due to a lower level of affiliate advances to the Company.


EFFECTIVE INCOME TAX

     Nine Months Ended September 30
--------------------------------------------------------------------------------
     1997                                 38.43%
--------------------------------------------------------------------------------
     1996                                 38.46%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first nine months of 1997 principally due to a decrease in pre-tax income in 1997.

                  New England Telephone and Telegraph Company

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at September 30, 1997, September 30, 1996 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     At September 30, 1997, the Company had $500.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 50.8% as of September 30, 1997, compared to 50.3% as of September 30, 1996 and 48.7% as of December 31, 1996.

     On November 3, 1997, the Company declared and paid a dividend in the amount of $187.4 million to NYNEX.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Bell Atlantic- NYNEX Merger

     The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. Bell Atlantic expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

Telecommunications Industry Changes

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing, previously prohibited by the MFJ. However, the ability of Bell Atlantic to provide in-region long distance service is largely dependent on satisfying certain conditions contained in the Act. The requirements include a 14-point "competitive checklist" of steps the Company must take which will help competitors offer local service, through resale, the purchase of unbundled network elements, or through their own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the in-region long distance market would be in the public interest.

     Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in New York by early 1998 and one or more other states during the first half of 1998, and anticipates entering the long distance market in at least one jurisdiction during the second half of 1998. The timing of Bell Atlantic's long distance entry in each of its 14 jurisdictions depends on the receipt of FCC approval. There can be no assurance that any approval will be forthcoming in time to permit Bell Atlantic to enter the in-region long distance market on this schedule.

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the state regulatory commissions have proceeded to address pricing and other standards for local interconnection.

                  New England Telephone and Telegraph Company

     Pursuant to Section 252(f) of the Act, the Company has filed in Maine, New Hampshire, and Vermont a "Statement of Generally Available Terms and Conditions"
(SGAT) that will provide requesting telecommunications carriers with interconnection, access to unbundled network elements, ancillary services and resale of telecommunications services at rates based on forward-looking economic costs.

     On May 1, 1997, the Company originally filed an SGAT with the Maine Public Utilities Commission (MPUC). A revised SGAT was filed on August 11, 1997. On October 9, 1997, the MPUC withdrew consideration of the Company's SGAT filing in response to its earlier decision to postpone a merger requirement that the Company demonstrate checklist compliance by September 30, 1997. The Commission has ordered the Company to file a status report on December 15, 1997 detailing the Company's efforts to meet the Section 271 Competitive Checklist and its plans to file for Section 271 approval with the FCC.

     On July 11, 1997, the Company filed an SGAT with the New Hampshire Public Utilities Commission (NHPUC). On August 25, 1997, the NHPUC issued an order that permitted the Company's New Hampshire SGAT to take effect on October 20, 1997 pursuant to Section 252(f)(3) of the Act. The NHPUC will continue to review the Company's SGAT filing, including a review of the costs underlying
the prices in the SGAT, pursuant to Section 252(f)(4) of the Act.   On October
27, 1997, the NHPUC ordered the Company to work with other parties and the NHPUC Staff to develop a schedule for review of the Company's SGAT and appurtenant cost studies.

     On July 30, 1997, the Company filed an SGAT with the Vermont Public Service Board (VPSB). On October 29, 1997, the Company's Vermont SGAT went into effect pursuant to Section 252(f)(3) of the Act. The Company anticipates that the VPSB will invoke its right under Section 252(f)(4) of the Act to continue to review an SGAT that has been permitted to take effect.

     The Company is unable to predict definitively the impact that the Act will ultimately have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new opportunities resulting from the Act.

     The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section below for additional information.

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover a greater portion of its costs through rates which reflect the manner in which those costs are incurred. Beginning in January 1998, the FCC will require a phased restructuring of access charges, so that interstate costs of the Company which do not vary based on usage will be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

                  New England Telephone and Telegraph Company

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor of 6.5% for all price cap companies, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the Company's implementation of equal access to all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $77 million, of which approximately $2 million is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 2% of its interstate retail revenues for high cost and low income subsidies. The Company will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The Company will recover its contributions through interstate charges to long distance carriers and end users.

     Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the state regulatory commissions rather than federal authorities. The state regulatory commissions permit other carriers to offer intrastate intraLATA toll services in the Company's jurisdictions.

     By November 1997, the Company had implemented intraLATA presubscription in Maine, New Hampshire, Rhode Island and Vermont. The Company expects to offer intraLATA presubscription in Massachusetts coincident with an offering of long distance services in that state, as required by the Act. Implementation of presubscription for intraLATA toll services could have a material negative effect on intraLATA toll services revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. The adverse impact on intraLATA toll services revenues is expected to be partially offset by an increase in intraLATA access revenues.

                  New England Telephone and Telegraph Company

     Local Exchange Services

     Local exchange services have historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in each of the Company's jurisdictions. The Act is expected to significantly increase the level of competition in all of the Company's local exchange markets.

     Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the state regulatory commissions with respect to intrastate rates and services and certain other matters. For a discussion on revenues subject to possible refund see Note 4 to the financial statements on page 6.


OTHER MATTERS
-------------

     Retirement Incentives

     The Company had previously disclosed that it expected the total number of employees who would elect to leave under its current retirement incentive program through its completion in 1998 to be in the range of 5,300 to 5,700, consisting of approximately 1,700 management and 3,600 to 4,000 associate employees. The Company had accrued approximately $395 million of pre-tax charges in 1993 for severance and postretirement medical benefits under a force reduction plan.

     As of September 30, 1997, 5,570 employees (1,640 management and 3,930 associates ) had elected to leave under the program, and additional charges of approximately $665 million ($416 million after-tax) had been recorded in connection with the program. The management portion of the program was completed as of March 31, 1997.

     Based on the experience of employee take rates under the program and management's most recent assessment of work volume and productivity trends, the Company is currently considering and discussing with the unions possible changes in the program for associates. The Company now expects that, if the program were fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

     Management's objective is to distribute the program take rates in a way that allows the Company to match retirements with downsizing caused by productivity improvements. This effort could result in an extension of the program.

     In connection with the 1993 force reduction plan, the total remaining reserves were approximately $40 million for employee severance and $52 million for postretirement medical costs, as of December 31, 1996. During the first nine months of 1997, employee severance reserves of approximately $29 million were transferred to the pension liability and $38 million of postretirement medical liability was applied on a per employee basis for associates who left the Company under the retirement incentive program. In addition, approximately $1 million of employee severance reserves and $2 million of postretirement medical liability were transferred from the Company to Telesector Resources during the first nine months of 1997 for the allocated number of Telesector Resources associates who left under the retirement incentive program. At September 30, 1997, approximately $10 million of severance reserves and $12 million of postretirement medical liability remained.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to expected financial results and future events and trends in this Management's Discussion and Analysis is forward-looking, based on the Company's estimates and assumptions and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                 New England Telephone and Telegraph Company

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iii) the timing of presubscription for intraLATA toll services; (iv) future state regulatory actions and economic conditions in the Company's operating area; and (v) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets.

                  New England Telephone and Telegraph Company

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.


          (b) Report on Form 8-K filed during the quarter ended September 30, 1997:

               A Current Report on Form 8-K, dated August 14, 1997, was filed regarding the consummation of the merger of a wholly owned subsidiary of Bell Atlantic Corporation with and into NYNEX Corporation.

                  New England Telephone and Telegraph Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



Date: November 13, 1997         By  /s/ Edwin F. Hall
                                   ----------------------------
                                        Edwin F. Hall
                                        Controller


    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 1997.