Form 10-K405
period 1997-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1998-03-25
CIK 71344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                     --------------------------------------

                                   FORM 10-K

                     --------------------------------------


(Mark one)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1997

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


                       125 High Street, Boston, MA 02110


                        Telephone Number (617) 743-9800

                         -----------------------------


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

                  New England Telephone and Telegraph Company

                                   SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
       Title of each class                                  on which registered
---------------------------------                          ---------------------

Thirty-eight year 4 5/8% Debentures, due April 1, 1999         New York Stock
                                                                  Exchange

Forty year 4 1/2% Debentures, due July 1, 2002                        "

Forty year 4 5/8% Debentures, due July 1, 2005                        "

Thirty-nine year 6 1/8% Debentures, due October 1, 2006               "

Thirty-five year 7 3/8% Debentures, due October 15, 2007              "

Forty year 6 3/8% Debentures, due September 1, 2008                   "

Thirty year 7 7/8% Debentures, due September 1, 2022                  "

Thirty year 6 7/8% Debentures, due October 1, 2023                    "

Forty year 7 7/8% Debentures, due November 15, 2029                   "

Forty year 9% Debentures, due August 1, 2031                          "

Five year 5.05% Notes, due October 1, 1998                            "

Seven year 6.15% Notes, due September 1, 1999                         "

Seven year 5 3/4% Notes, due May 1, 2000                              "

Ten year 8 5/8% Notes, due August 1, 2001                             "

Ten year 6 1/4% Notes, due March 15, 2003                             "

Fifteen year 6.30% Notes, due December 16, 2012                       "

                               TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----
                                    PART I

 1.  Business
     (Abbreviated pursuant to General Instruction I(2).)................      1
 2.  Properties.........................................................      7
 3.  Legal Proceedings..................................................      7
 4.  Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction I(2).)....................      7


                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters..........................................................      8
 6.  Selected Financial Data
     (Omitted pursuant to General Instruction I(2).)....................      8
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2).)................      9
7A.  Quantitative and Qualitative Disclosures About Market Risk.........     16
 8.  Financial Statements and Supplementary Data........................     17
 9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................     17


                                    PART III

(Omitted pursuant to General Instruction I(2).):
10.  Directors and Executive Officers of the Registrant.................     17
11.  Executive Compensation.............................................     17
12.  Security Ownership of Certain Beneficial Owners and Management.....     17
13.  Certain Relationships and Related Transactions.....................     17


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...     17


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1998.

                  New England Telephone and Telegraph Company


                                     PART I

Item 1.  Business

                                    GENERAL

   New England Telephone and Telegraph Company (the "Company") is incorporated under the laws of the State of New York and has its principal offices at 125 High Street, Boston, Massachusetts 02110 (telephone number 617-743-9800). The Company is a wholly owned subsidiary of NYNEX Corporation ("NYNEX"), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

   The Company presently serves a territory consisting of six Local Access and Transport Areas ("LATAs") in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. The LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company has been permitted by the "Modification of Final Judgment" ("MFJ") to provide telephone service.

   The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and long distance services. Local service includes the provision of local exchange ("dial-tone"), local private line and public telephone services (including dial-tone service for pay telephones owned by the Company and by other pay telephone providers). Among other local services provided are Centrex (telephone subsidiary central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA toll service.


                          BELL ATLANTIC - NYNEX MERGER

   On August 14, 1997, Bell Atlantic and NYNEX consummated a merger whereby NYNEX became a subsidiary of Bell Atlantic and NYNEX shareowners received 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock owned. Bell Atlantic owns nine subsidiaries which provide domestic telecommunications services (collectively, the "telephone subsidiaries").

   In 1997, the Company recognized merger-related costs of approximately $71 million, consisting of $6 million of direct incremental costs and $51 million for employee severance costs and $14 million for transition and integration costs. These costs include approximately $35 million representing the Company's allocated share of merger-related costs from Telesector Resources Group, Inc., an affiliate which provides centralized services on a contract basis.


                         TELECOMMUNICATIONS ACT OF 1996

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996. Prior to the enactment of the Act, the operations of Bell Atlantic and its subsidiaries were subject to the requirements of the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T Corp. ("AT&T") and the Bell Operating Companies ("BOCs"), including the telephone subsidiaries. The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act.

   In general, the Act includes provisions that open local exchange markets to competition and permit BOCs, or their affiliates, such as Bell Atlantic, to engage in manufacturing and to provide services between LATAs. Under the Act, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

                  New England Telephone and Telegraph Company

   The Act takes a two-fold approach to the rules governing competition in the interLATA market. First, Bell Atlantic is permitted to apply for state approval to offer interLATA services originating in states outside of the geographic region in which the telephone subsidiaries operate as local exchange carriers.

   Second, each of the telephone subsidiaries must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for Bell Atlantic to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist," which includes steps the telephone subsidiaries must take which will help competitors offer local services through resale of the telephone subsidiaries' service, purchase of unbundled network elements from the telephone subsidiaries, or through the competitors' own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   In December 1997, a U.S. District Court found that the line-of-business restrictions in the Act, including the requirement that BOCs alone comply with a competitive checklist before being allowed to provide long distance, are unconstitutional because they apply only to the BOCs. Bell Atlantic was allowed to join the case prior to the court's decision. The court has granted a stay of its decision pending appeals by the DOJ and other parties.

   The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates" and "Competition - Local Exchange Services."


                                   OPERATIONS

   Bell Atlantic has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. The telephone subsidiaries, including the Company, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

   The Consumer Services business unit markets communications services to residential customers.

   The Wholesale Services business unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

   The General Business Services business unit markets communications and information services to small and medium-sized businesses.

   The Large Business Services business unit markets communications and information services to large businesses. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

   The Public and Operator Services business unit markets pay telephone and operator services to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems business unit markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

                  New England Telephone and Telegraph Company

   The Network Group manages the technologies, services and systems platforms required by the business units and the telephone subsidiaries to meet the needs of their customers, including switching, feature development and on-premises installation and maintenance services.

   The Information Services Group publishes directories for the Company. The Company has an agreement with Bell Atlantic Yellow Pages Company ("Yellow Pages"), a wholly owned subsidiary of Bell Atlantic, pursuant to which Yellow Pages pays a fee to the Company for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Yellow Pages has given the Company notice of its intention to terminate the agreement, effective January 1, 1999.


FCC Regulation and Interstate Rates

   The telephone subsidiaries, including the Company, are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act.

   Access Charges

   Interstate access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC's order adopted changes to the access tariff structures in order to permit the telephone subsidiaries' to recover a greater portion of their interstate costs through rates that reflect the manner in which those costs are incurred. The FCC required a phased restructuring of access charges, beginning in January 1998, so that the telephone subsidiaries' nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

   A portion of the telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

   The FCC has begun an investigation of the tariffs filed by the telephone subsidiaries and other local exchange carriers to implement this new rate structure.

   Price Caps

   The FCC also adopted modifications to its price cap rules which affect access rate levels. Under those rules, each year the Company's price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity ("Productivity Factor") and adjusted upward by an allowance for inflation (the GDP-PI). In the prior year, the Company's Productivity Factor was 5.3%. The FCC created a single Productivity Factor of 6.5% for all price cap companies, eliminated requirements to share a portion of future interstate earnings and required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns an interstate rate of return below 10.25% in a calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the implementation of equal access to all long distance carriers and removal of certain general overhead costs that it concluded were associated with other detariffed services.

   The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops.

   Universal Service

   The FCC also adopted rules implementing the "universal service" provision of the Act, which was designed to ensure that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support in 1998 will approximate

                  New England Telephone and Telegraph Company

$1.5 billion for high-cost areas. The support amount thereafter cannot yet be determined. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for nonrural carriers, and the proper amount of federal universal service support for high-cost areas. A new federal high-cost universal service support mechanism will become effective in 1999.

   The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts. All telecommunications carriers must contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 require each of the telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low income subsidies. Each of the telephone subsidiaries will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users.


State Regulation of Rates and Services

   The communications services of the Company are subject to regulation by the state regulatory commissions of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont with respect to intrastate rates and services and certain other matters.

   Maine

   In 1995, the Maine Public Utilities Commission ("MPUC") adopted a five-year price cap plan for the Company, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on the Company's earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed.

   Massachusetts

   In 1995, the Massachusetts Department of Public Utilities ("MDPU") approved a price regulation plan for the Company through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit the Company's ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. The MDPU also established a quality of service index and tied service quality to the level of the productivity factor. The Company's inability to meet the performance levels in any given month would result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

   New Hampshire

   The Company's operations are subject to rate of return regulation.

   Rhode Island

   In 1996, the Rhode Island Public Utilities Commission ("RIPUC") approved an incentive regulation plan for the Company. The plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. Other features of the plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999.

   Vermont

   The Company's operations are subject to rate of return regulation.

                  New England Telephone and Telegraph Company

Competition

   Legislative changes, including provisions of the Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in which the Company operates.

   One of the purposes of the Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the Act requires most existing local exchange carriers (incumbent local exchange carriers, or "ILECs"), including the Company, to permit potential competitors (competitive local exchange carriers, or "CLECs") to (i) purchase service from the ILEC for resale to CLEC customers, (ii) purchase unbundled network elements from the ILEC, and/or (iii) interconnect its network with the ILEC's network. The Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

   In 1997, a U.S. Court of Appeals found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act and that several provisions of the FCC's rules are inconsistent with the statutory requirements. In particular, it affirmed that the states have exclusive jurisdiction over the pricing of local interconnection and resale arrangements, that the FCC cannot lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements, that the FCC cannot require incumbent local exchange carriers to provide competitors a pre-assembled network platform at network element prices or to combine unbundled network elements for competitors. The U.S. Supreme Court has agreed to hear appeals by the DOJ and other parties of that decision.

   Negotiations between the Company and various CLECs, and arbitrations before the various state regulatory commissions, have continued. As of March 1, 1998, the Company had entered into 87 approved agreements with CLECs.

   Under the various agreements and arbitrations discussed above, the Company is generally required to sell its services to CLECs at discounts ranging from approximately 17% to 29% from the prices the Company charges its retail customers.

   IntraLATA Toll Services

   IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. The state regulatory commissions permit other carriers to offer intraLATA toll services within each state. Until the implementation of "presubscription," intraLATA toll calls were completed by the Company unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code. The Act generally prohibits, with certain exceptions, a state from requiring presubscription until the earlier of such time as the BOC is authorized to provide long distance services originating in the state or three years from the effective date of the Act. The Company implemented presubscription in 1997 in the states of Maine, New Hampshire, Rhode Island and Vermont. The Company expects to implement presubscription in Massachusetts coincident with Bell Atlantic's offering of long distance services in Massachusetts, or as ordered by the MDPU in accordance with the Act.

                  New England Telephone and Telegraph Company

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant. The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

   Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

   Wireless Services

   Wireless services also constitute potential sources of competition to the Company. Wireless portable telephone services employ digital technology, allow customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

   Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

   Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.


                                   EMPLOYEES

   As of December 31, 1997, the Company had approximately 18,500 employees.

                  New England Telephone and Telegraph Company

Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                                             1997          1996
                                                            ------        ------

   Central office equipment...............................    41%           41%
   Cable, wiring and conduit..............................    40            40
   Land and buildings.....................................     7             7
   Other equipment........................................    10            10
   Other..................................................     2             2
                                                             ---           ---
                                                             100%          100%
                                                             ===           ===

   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone instruments and telephone equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1997, approximately 98% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $957 million in 1997, $906 million in 1996 and $886 million in 1995. Capital expenditures exclude additions under capital leases and the equity component of allowance for funds used during construction prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." The total investment in plant, property and equipment was approximately $13.4 billion at December 31, 1997, $12.7 billion at December 31, 1996 and $12.5 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.



Item 3.  Legal Proceedings

         There were no proceedings reportable under Item 3.



Item 4.  Submission of Matters to a Vote of Security Holders

         (Omitted pursuant to General Instruction I(2).)

                  New England Telephone and Telegraph Company

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Not applicable.


Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction I(2).)

                  New England Telephone and Telegraph Company

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.

   The communications services of the Company are subject to regulation by the state regulatory commissions of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont with respect to intrastate rates and services and certain other matters. For a further discussion of the Company and its regulatory plans, see Item 1 - "Description of Business."



RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $555.9 million in 1997, compared to net income of $724.7 million in 1996.

Bell Atlantic - NYNEX Merger

   On August 14, 1997, Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation (NYNEX) completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

   As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $488.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty-year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments (see Note 9 to the financial statements).

   Merger-Related Costs

   Results of operations for 1997 include merger-related pre-tax costs totaling approximately $71 million consisting of $6 million for direct incremental costs, $51 million for employee severance costs, and $14 million for transition and integration costs. These costs include approximately $35 million representing the Company's allocated share of merger-related costs from Telesector Resources Group, Inc. (Telesector Resources), an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

   Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Other Charges and Special Items

   In 1997, the Company recorded pre-tax charges of approximately $60 million in connection with consolidating operations and combining organizations and for special items arising in the period. These charges include approximately $5 million representing the Company's allocated share of charges from Telesector Resources.

   The Company also incurred costs associated with its retirement incentive program totaling $202.0 million in 1997, compared to $132.2 million in 1996.

                  New England Telephone and Telegraph Company

   The retirement incentive costs for 1997 and 1996 include amounts charged to the Company by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1997, the retirement incentive costs allocated to the Company by Telesector Resources were $54.5 million, compared to $9.5 million in 1996.

Cumulative Effect of Change in Accounting - Directory Publishing

   The Company has an agreement with Bell Atlantic Yellow Pages Company (Yellow Pages) pursuant to which Yellow Pages pays a fee to the Company for use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Effective January 1, 1996, Yellow Pages changed its method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. The Company recorded an after-tax increase in income of $55.2 million in the first quarter of 1996, representing its portion of the cumulative effect of this accounting change.

--------------------------------------------------------------------------------

   These and other items affecting the comparison of the Company's results of operations between 1997 and 1996 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                     1997      1996    % Change
--------------------------------------------------------------------------------

At Year-End
-----------
  Access Lines in Service (in thousands)
    Residence..................................     4,493     4,365       2.9%
    Business...................................     2,315     2,163       7.0
    Public.....................................        69        71      (2.8)
                                                    -----     -----
                                                    6,877     6,599       4.2
                                                    =====     =====

For the Year
------------
  Access Minutes of Use (in millions)..........    26,408    24,550       7.6
                                                   ======    ======


OPERATING REVENUES
------------------
(Dollars in Millions)

For the Years Ended December 31                      1997      1996    % Change
--------------------------------------------------------------------------------

Local services.................................   $2,164.3   $2,078.7     4.1%
Network access services........................    1,362.4    1,385.5    (1.7)
Long distance services.........................      657.1      683.2    (3.8)
Ancillary services.............................      201.0      176.6    13.8
Directory and information services.............      180.9      223.1   (18.9)
                                                  --------   --------
Total..........................................   $4,565.7   $4,547.1      .4
                                                  ========   ========

                  New England Telephone and Telegraph Company

LOCAL SERVICES REVENUES

                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                     $85.6           4.1%
--------------------------------------------------------------------------------

   Local services revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in 1997. This growth was generated by an increase in access lines in service of 4.2% in 1997. Access line growth primarily reflects higher demand for Centrex services. Higher public telephone services revenues as a result of rate increases and higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

   Revenue growth during 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage.

   Revenue increases were partially offset by the effects of rate reductions and a service rebate paid to customers in August 1997.

   For a discussion of the Telecommunications Act of 1996 and its impact on the local exchange market, see Item 1 - "Description of Business, Telecommunications Act of 1996" and "Description of Business, Operations - Competition - Local Exchange Services."


NETWORK ACCESS SERVICES REVENUES

                                         (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                     $(23.1)         (1.7)%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers, and from end-user subscribers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the Company's network. Special access revenues arise from access charges paid by carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

   Network access services revenues decreased in 1997 principally due to the effect of price reductions as mandated by federal and state price cap plans.
The Federal Communications Commission (FCC) regulates the rates that the Company charges long distance carriers and end-user subscribers for interstate access services. Bell Atlantic is required to file new access rates with the FCC each year under the rules of its Interim Price Cap Plan. The Company implemented required price decreases for interstate access services totaling approximately $35 million on an annual basis for the period July 1996 through June 1997. Effective July 1, 1997, the Company implemented annual price decreases on interstate access services of approximately $77 million. The rates included in the 1997 filing will be in effect through June 1998. In addition, effective January 1, 1998, the Company adjusted its annual rates by approximately $40 million to recover contributions that it will owe to the new universal service fund. These revenues will be entirely offset by the contribution amount, which will be recorded in Other Operating Expenses.

   Rates for intrastate access services are regulated by the various state regulatory commissions in which the Company does business. The Company implemented rate reductions for intrastate access services in connection with price cap and incentive plans in certain state jurisdictions.

   Revenues were also affected by reductions of approximately $32 million in 1997 for contingencies associated with regulatory matters.

                  New England Telephone and Telegraph Company

   The decreases in network access services revenues were partially offset by higher customer demand as reflected by growth in access minutes of use of 7.6% in 1997. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues, attributable to an increase in access lines in service, also offset the decrease in network access services revenue in 1997.

   For a further discussion of FCC rulemakings concerning access charges, price caps and universal service, see Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates."


LONG DISTANCE SERVICES REVENUES

                                         (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                     $(26.1)         (3.8)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services include 800 services and Wide Area Telephone Service (WATS).

   Company-initiated price reductions and increased competition for intraLATA toll, WATS and private line services both contributed substantially to the reduction in long distance services revenues in 1997. The Company has implemented price reductions on certain long distance services as part of its response to competition. Competition for intraLATA toll services decreased revenues to a greater degree in 1997 as a result of the introduction of presubscription in several states. Revenue reductions from presubscription were partially offset by increased access revenues for usage of the Company's network from alternative providers of intraLATA toll services. Higher calling volumes generated by an increase in access lines in service also mitigated revenue decreases.

   For a further discussion of presubscription, see Item 1 -"Description of Business, Operations - Competition - IntraLATA Toll Services."


ANCILLARY SERVICES REVENUES

                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                     $24.4           13.8%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services for long distance carriers and affiliates, customer premises equipment
(CPE) services, facilities rental services for affiliates and nonaffiliates, voice messaging, ISDN and other high bandwidth services.

   Ancillary services revenues increased in 1997 principally as a result of higher demand for CPE services and higher facilities rental revenues. Higher demand for voice messaging services, principally Home Voice Mail, and the introduction of customer late payment fees also contributed to the growth in ancillary services revenues in 1997.


DIRECTORY AND INFORMATION SERVICES REVENUES

                                         (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                     $(42.2)        (18.9)%
--------------------------------------------------------------------------------

   Directory and information services revenues consist of payments from an affiliate, Yellow Pages, for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont in excess of a regulated return and fees paid by Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

                  New England Telephone and Telegraph Company

   The decrease in directory and information services revenues in 1997 was principally due to reduced payments from Yellow Pages due to the effects of merger-related costs, retirement incentive costs and other charges incurred by Yellow Pages related to publishing directories.


OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Years Ended December 31                     1997      1996      % Change
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..     $1,121.6  $1,087.4       3.1%
Depreciation and amortization.................        905.9     912.8       (.8)
Taxes other than income.......................        133.3     132.4        .7
Other operating expenses......................      1,393.5   1,199.7      16.2
                                                   --------  --------
Total.........................................     $3,554.3  $3,332.3       6.7
                                                   ========  ========


EMPLOYEE COSTS

                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                     $34.2           3.1%
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

   Employee costs increased principally as a result of merger-related costs recorded in the third quarter of 1997. The Company recognized approximately $32 million in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. The Company also recorded approximately $1 million for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Telesector Resources were allocated to the Company and are included in Other Operating Expenses.

   Employee costs were also higher as a result of annual salary and wage increases, the effect of increased work force levels principally attributable to higher business volumes, and additional costs associated with the Company's retirement incentive program. Costs associated with Telesector Resources' retirement incentive program were allocated to the Company and are included in Other Operating Expenses. For a further discussion of retirement incentives, see below.

   These expense increases were partially offset by a reduction in benefit costs caused by a number of factors, including changes in actuarial assumptions, favorable returns on plan assets, lower than expected medical claims and plan amendments, including the conversion of a pension plan to a cash balance plan. Lower overtime pay and a decline in the level of employee costs incurred for repair and maintenance activity also reduced employee costs in 1997. This decline was due to the impact of severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period.

   Retirement Incentives

   The Company had previously disclosed that it expected the total number of employees who would elect to leave under the current retirement incentive program through its completion in 1998 to be in the range of 7,000 to 7,400, consisting of approximately 3,400 management and 3,600 to 4,000 associate employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources. The Company had accrued approximately $440.6 million of pre-tax charges in 1993 for severance and postretirement medical benefits under a force reduction plan.

                  New England Telephone and Telegraph Company

   As of December 31, 1997, 7,382 employees (3,145 management and 4,237 associates) had elected to leave under the program, and additional charges of $676.9 million ($422.8 million after-tax) had been recorded in connection with the retirement incentive program. The management portion of the program was completed as of March 31, 1997.

   Based on the experience of employee take rates under the program and management's most recent assessment of work volume and productivity trends, Bell Atlantic is currently considering and discussing with the unions possible changes in the program for associate employees. Bell Atlantic now expects that, if the program is fully implemented, the total number of employees electing to leave under the program, and the associated additional charges, would be substantially greater than previously estimated.

   As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $5 million for employee severance and $7 million for postretirement medical benefits. See Note 11 to the financial statements for additional information on retirement incentives.


DEPRECIATION AND AMORTIZATION

                                         (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                     $(6.9)          (.8)%
--------------------------------------------------------------------------------

   Depreciation and amortization decreased in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by growth in depreciable telephone plant and the recording of approximately $6 million for special items related to fixed assets in the third quarter of 1997.


TAXES OTHER THAN INCOME

                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                     $  .9            .7%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily due to higher estimates for property taxes, partially offset by lower gross receipts tax resulting from a reduction in the tax base.


OTHER OPERATING EXPENSES
                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                    $193.8          16.2%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to higher interconnection charges for terminating calls on the networks of competitive local exchange carriers, higher costs resulting from increased network software upgrades, and higher centralized services expenses allocated from Telesector Resources. The rise in centralized services expenses was primarily due to retirement incentive costs, merger-related costs and other special items. Also contributing to the increase in other operating expenses were transition and integration costs, charges for regulatory contingencies, and other miscellaneous expense items incurred by the Company in 1997.

                  New England Telephone and Telegraph Company

OTHER INCOME, NET

                                         Increase
--------------------------------------------------------------------------------
   1997 - 1996                      $16.0        166.7%
--------------------------------------------------------------------------------

   The change in other income, net, was primarily attributable to a gain on the sale of property in the second quarter of 1997 and an increase in the income recorded from Telesector Resources under the equity method. Income recorded from Telesector Resources included an after-tax gain on the sale of Bell Communications Research, Inc. in 1997 (see Note 15 to the financial statements).


INTEREST EXPENSE

                                         (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                      $(3.2)        (2.3)%
--------------------------------------------------------------------------------

   Interest expense decreased principally due to the effect of lower levels of average short-term debt and higher capitalized interest costs resulting from higher levels of telephone plant under construction.

   See Note 7 to the financial statements for additional information about the Company's debt.


EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1997                                  38.1%
--------------------------------------------------------------------------------
   1996                                  38.1%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle. The Company's effective income tax rate was unchanged from 1996.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 12 to the financial statements.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at December 31, 1996, the Company's sources of funds, primarily from operations and to the extent necessary from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund additional development activities or to maintain the Company's capital structure to ensure financial flexibility.

   The Company obtains its short-term financing through advances from NYNEX. In addition, the Company had $325.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 51.5% at December 31, 1997, compared to 48.7% at December 31, 1996.

   On February 2, 1998, the Company declared and paid a dividend in the amount of $187.4 million to NYNEX.

                  New England Telephone and Telegraph Company

OTHER MATTERS
-------------

   Year "2000" Systems Modifications

   Bell Atlantic has initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations. This program includes steps to
(a) identify each item or element that will require date code remediation, (b) establish a plan for remediation or replacement, (c) implement the fix, (d) test the remediated product and (e) provide management with assurance of a seamless transition to the year 2000. The identification and planning phases are substantially complete and remediation and testing are in process. Bell Atlantic expects to complete the major portion of its internal date remediation activity in 1998.

   For the years 1998 through 1999, Bell Atlantic expects to incur total pre-tax costs of approximately $200 million to $300 million associated with both internal and external staffing resources for the necessary planning, remediation and testing and other expenses to prepare its systems for the year 2000. However, a portion of these costs will not be incremental, but rather will represent the redeployment of existing information technology resources. Estimated expenses include (a) anticipated license fees for replacement software that will generally provide increased functionality as well as year 2000 compliance, and (b) direct remediation costs to provide priority to year 2000 compliance during the next two years. The cost of planning and initial remediation incurred through 1997 has not been significant. Certain other costs, which will be capitalized, represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance.

   Bell Atlantic expects to complete this effort on a timely basis without disruption to its customers or operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate risk in the normal course of its business. The majority of the Company's debt is fixed rate debt. Derivatives such as interest rate swap agreements have not been employed by the Company.
The Company's short-term borrowings from an affiliate expose its earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month. As of December 31, 1997, the fair value of the Company's long-term debt was approximately $2,246 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $2,118 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $2,373 million. The fair value of the Company's short-term borrowings from an affiliate is not significantly affected by changes in market interest rates.

   In February 1998, an interest rate swap agreement was transferred to the Company from an affiliate. This interest rate swap agreement has a notional value of $175.0 million and requires the Company to make payments based on a variable rate and receive payments based on a fixed rate. The notional amount of this agreement is used only to calculate contractual payments to be exchanged and is not a measure of the Company's credit risk or its future cash requirements. The Company's objective in managing interest rate risk is to maintain a mix of fixed and variable rate debt that will lower its overall borrowing costs within reasonable risk parameters. It is the Company's policy to enter into interest rate swap agreements only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to interest rate risk. The Company does not expect that its results of operations or liquidity will be materially affected by these risk management activities.

                  New England Telephone and Telegraph Company

Item  8.  Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-22.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


                                   PART III


Item 10.  Directors and Executive Officers of Registrant

          (Omitted pursuant to General Instruction I(2).)


Item 11.  Executive Compensation

          (Omitted pursuant to General Instruction I(2).)


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction I(2).)


Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction I(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

                    See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

          (2)  Financial Statement Schedules

                    See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                  New England Telephone and Telegraph Company

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

          (3)  Exhibits

                  Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

          3a Restated Certificate of Incorporation of New England Telephone and Telegraph Company, dated August 19, 1988 (Exhibit No.
                  (19)ii to the registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

          3b By-Laws of the registrant, as amended April 18, 1989 (Exhibit No. 3(b) to the registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

          4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          10a Directory License Agreement between the registrant and NYNEX Information Resources, dated as of January 1, 1991 (Exhibit No. (10)(ii)(B)4 to the registrant's filing on Form SE dated March 26, 1991, File No. 1-1150).

          10b Service agreement concerning provision by Telesector Resources Group, Inc. to the registrant of numerous services, including
                  (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. 19(i)1 to the registrant's filing on Form SE dated March 23, 1993, File No. 1-1150).

          23      Consent of Independent Accountants.

          24      Powers of Attorney.

          27.1    Financial Data Schedule - 1997.

          27.2    Restated Financial Data Schedule - 1995.


   (b)    Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, dated December 5, 1997, reporting certain financial information restated as a result of the merger of NYNEX and Bell Atlantic on August 14, 1997. This report included Statements of Income and Reinvested Earnings and Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994; Balance Sheets at December 31, 1996 and 1995; Statements of Income and Reinvested Earnings (unaudited) for the three months ended March 31, 1997 and 1996, and the three and six months ended June 30, 1997 and 1996; Balance sheets (unaudited) at March 31, 1997 and June 30, 1997; and Statements of Cash Flows (unaudited) for the three months ended March 31, 1997 and 1996, and six months ended June 30, 1997 and 1996.

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


                                     New England Telephone and Telegraph Company


                                     By  /s/ Edwin F. Hall
                                         ----------------------------
                                             Edwin F. Hall
                                             Controller



March 25, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:
                                                         +++++
 Ivan G. Seidenberg            President and                 +
                               Chief Executive Officer       +
                                                             +
                                                             +
Principal Financial Officer:                                 +
                                                             +
 Doreen A. Toben               Chief Financial Officer       +
                                                             +
                                                             +
Principal Accounting Officer:                                +       By  /s/ Edwin F. Hall
                                                             +         ---------------------
                                                             +               Edwin F. Hall
 Edwin F. Hall                 Controller                    +               (individually and as
                                                             +               attorney-in-fact)
                                                             +               March 25, 1998
Directors:                                                   +
                                                             +
 Richard L. Carrion                                          +
 Lodewijk J.R. de Vink                                       +
 Stanley P. Goldstein                                        +
 Helene L. Kaplan                                            +
 Elizabeth T. Kennan                                         +
 John F. Maypole                                             +
 Joseph Neubauer                                             +
 Hugh B. Price                                               +
 Ivan G. Seidenberg                                          +
 Walter V. Shipley                                           +
 John R. Stafford                                            +
                                                         +++++

                  New England Telephone and Telegraph Company

         Index to Financial Statements and Financial Statement Schedule



                                                                            Page
                                                                            ----

Report of Independent Accountants.........................................   F-2

Statements of Income and Reinvested Earnings
     For the years ended December 31, 1997, 1996 and 1995.................   F-3

Balance Sheets - December 31, 1997 and 1996...............................   F-4

Statements of Cash Flows
     For the years ended December 31, 1997, 1996 and 1995.................   F-6

Notes to Financial Statements.............................................   F-7

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 1997, 1996 and 1995.................  F-22



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                  New England Telephone and Telegraph Company

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareowner and Board of Directors of New England Telephone and Telegraph Company:

We have audited the financial statements and financial statement schedule of New England Telephone and Telegraph Company as listed in the index on page F-1 of this Form 10-K. The financial statements give retroactive effect to the merger of Bell Atlantic Corporation and NYNEX Corporation (the Company's parent company) on August 14, 1997, which has been accounted for as a pooling of interests, as described in Note 2 to the financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New England Telephone and Telegraph Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 4 to the financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses. Also, as discussed in Notes 1 and 3 to the financial statements, in the second quarter of 1995, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."



/s/ COOPERS & LYBRAND L.L.P.


1301 Avenue of the Americas
New York, New York
February 9, 1998

                  New England Telephone and Telegraph Company

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                        For the Years Ended December 31
                             (Dollars in Millions)



                                            1997          1996          1995
                                          --------      --------      --------
OPERATING REVENUES (including $181.8,
  $218.9, and $195.6 from affiliates)..   $4,565.7      $4,547.1      $4,313.8
                                          --------      --------      --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...........................    1,121.6       1,087.4       1,158.0
  Depreciation and amortization........      905.9         912.8         903.9
  Taxes other than income..............      133.3         132.4         128.9
  Other (including $848.0, $757.9,
   and $739.9 to affiliates)...........    1,393.5       1,199.7       1,154.8
                                          --------      --------      --------
                                           3,554.3       3,332.3       3,345.6
                                          --------      --------      --------

OPERATING INCOME.......................    1,011.4       1,214.8         968.2

OTHER INCOME, NET (including $19.8,
  $9.6, and $12.2 from affiliates).....       25.6           9.6          23.1

INTEREST EXPENSE (including $1.6, $3.4,
  and $1.1 to affiliate)...............      138.9         142.1         153.9
                                          --------      --------      --------

Income Before Provision for Income
  Taxes, Extraordinary Item, and
  Cumulative Effect of Change in
  Accounting Principle.................      898.1       1,082.3         837.4

PROVISION FOR INCOME TAXES.............      342.2         412.8         320.0
                                          --------      --------      --------

Income Before Extraordinary Item and
  Cumulative Effect of Change in
  Accounting Principle.................      555.9         669.5         517.4

EXTRAORDINARY ITEM
  Discontinuation of Regulatory
  Accounting Principles, Net of Tax....        ---           ---        (627.8)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  Directory Publishing, Net of Tax.....        ---          55.2           ---
                                          --------      --------      --------

NET INCOME (LOSS)......................   $  555.9      $  724.7      $ (110.4)
                                          ========      ========      ========

REINVESTED EARNINGS
  At beginning of period...............   $  257.9      $     .1      $  491.7
  Add: net income (loss)...............      555.9         724.7        (110.4)
       other...........................        ---           ---          61.5
                                          --------      --------      --------
                                             813.8         724.8         442.8
  Deduct: dividends....................      562.2         466.9         442.7
                                          --------      --------      --------
  At end of period.....................   $  251.6      $  257.9      $     .1
                                          ========      ========      ========



                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                BALANCE SHEETS
                             (Dollars in Millions)


                                     ASSETS
                                     ------


                                                                December 31
                                                            --------------------
                                                              1997       1996
                                                            ---------  ---------

CURRENT ASSETS
Cash......................................................  $    19.3  $    14.2
Short-term investments....................................      131.6        ---
Note receivable from affiliate............................        ---       39.9
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $53.7 and $53.6.....................      933.4      912.7
  Affiliates..............................................      129.8       58.1
Material and supplies.....................................      113.4       99.5
Prepaid expenses..........................................      130.6       52.0
Deferred income taxes.....................................       26.0       52.6
Other.....................................................       67.2       73.9
                                                            ---------  ---------
                                                              1,551.3    1,302.9
                                                            ---------  ---------

PLANT, PROPERTY AND EQUIPMENT.............................   13,380.7   12,720.8
Less accumulated depreciation.............................    7,476.2    6,884.8
                                                            ---------  ---------
                                                              5,904.5    5,836.0
                                                            ---------  ---------

OTHER ASSETS..............................................      202.7      176.5
                                                            ---------  ---------

TOTAL ASSETS..............................................  $ 7,658.5  $ 7,315.4
                                                            =========  =========



                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     December 31
                                                 --------------------
                                                   1997       1996
                                                 ---------  ---------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................   $  246.2   $    ---
  Other........................................      101.1      175.7
Accounts payable and accrued liabilities:
  Affiliates...................................      572.4      549.0
  Other........................................      575.8      631.5
Advance billings and customer deposits.........       19.1       18.2
                                                  --------   --------
                                                   1,514.6    1,374.4
                                                  --------   --------

LONG-TERM DEBT.................................    2,077.4    1,996.4
                                                  --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................    1,704.6    1,562.3
                                                  --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................        ---        5.6
Unamortized investment tax credits.............       52.7       59.0
Other..........................................       30.0       32.2
                                                  --------   --------
                                                      82.7       96.8
                                                  --------   --------
COMMITMENTS (Notes 6 and 14)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value......        1.0        1.0
Additional paid-in capital.....................    2,026.6    2,026.6
Reinvested earnings............................      251.6      257.9
                                                  --------   --------
                                                   2,279.2    2,285.5
                                                  --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $7,658.5   $7,315.4
                                                  ========   ========




                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars in Millions)


                                              1997          1996          1995
                                           ---------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)......................    $   555.9      $  724.7      $ (110.4)
Adjustments to reconcile net income
 (loss) to net cash provided by
    operating activities:
      Depreciation and amortization....        905.9         912.8         903.9
      Extraordinary item, net of tax...          ---           ---         627.8
      Cumulative effect of change in
       accounting principle, net of
       tax.............................          ---         (55.2)          ---
      Equity income in affiliate.......        (18.0)         (9.2)        (11.1)
      Dividends received from equity
       affiliate.......................          8.3          10.3           8.3
      Deferred income taxes, net.......         (4.4)        (47.1)        (30.4)
      Investment tax credits...........         (6.3)         (8.8)        (11.6)
      Other items, net.................         (4.8)         13.2          11.3
      Changes in certain assets and
       liabilities:
         Accounts receivable...........        (82.7)         32.7        (110.4)
         Material and supplies.........        (13.9)        (45.8)         (4.2)
         Other assets..................        (72.3)         (5.6)        (41.5)
         Accounts payable and accrued
          liabilities..................        109.6         (82.2)        115.0
         Employee benefit obligations..        142.3         101.2         131.0
         Other liabilities.............         (1.3)        (52.3)       (163.9)
                                           ---------      --------      --------
Net cash provided by operating
 activities............................      1,518.3       1,488.7       1,313.8
                                           ---------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments....       (131.6)          ---           ---
Additions to plant, property and
 equipment.............................       (957.2)       (905.9)       (885.8)
Net change in note receivable from
 affiliate.............................         39.9         (39.9)          ---
Other, net.............................        (11.6)        (26.2)        (38.4)
                                           ---------      --------      --------
Net cash used in investing activities..     (1,060.5)       (972.0)       (924.2)
                                           ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...............        181.1           ---           ---
Principal repayments of borrowings and
 capital lease obligations.............       (175.5)          (.5)          (.5)
Net change in note payable to affiliate        246.2         (37.1)        (18.0)
Dividends paid.........................       (678.9)       (460.8)       (438.2)
Net change in outstanding checks drawn
     on controlled disbursement
      accounts.........................        (25.6)        (12.5)         66.4
                                           ---------      --------      --------
Net cash used in financing activities..       (452.7)       (510.9)       (390.3)
                                           ---------      --------      --------

NET CHANGE IN CASH.....................          5.1           5.8           (.7)

CASH, BEGINNING OF YEAR................         14.2           8.4           9.1
                                           ---------      --------      --------

CASH, END OF YEAR......................    $    19.3      $   14.2      $    8.4
                                           =========      ========      ========



                      See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   New England Telephone and Telegraph Company (the Company) is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company operates in a single industry segment - communications and related services. The Company provides two basic types of telecommunications services in a territory consisting of six Local Access and Transport Areas (LATAs) in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange, local private line and public telephone services. Long distance service includes message toll service and intraLATA Wide Area Toll Service/800 services. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier which, in turn, provides interLATA telecommunications service to their customers. The Company also provides exchange access service to carriers which provide intrastate intraLATA long distance telecommunications service. Other services provided by the Company include customer premises wiring and maintenance and billing and collection services.

   The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to Bell Atlantic, such as long distance services within its geographic region, upon completion of certain requirements of the Telecommunications Act.

   Basis of Presentation

   On August 14, 1997, Bell Atlantic and NYNEX completed a merger, which was accounted for as a pooling of interests. The financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger (see Note 2).

   The Company prepares its financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

   The Company has a 33-1/3% ownership interest in Telesector Resources Group, Inc. (Telesector Resources) and shares voting rights equally with the other owner, New York Telephone Company (New York Telephone), which is a wholly owned subsidiary of NYNEX. The Company uses the equity method of accounting for its investment in Telesector Resources.

   In 1995, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 3).

   Revenue Recognition

   The Company recognizes revenues when services are rendered based on usage of its local exchange network and facilities.

   Maintenance and Repairs

   The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

                  New England Telephone and Telegraph Company

   Short-term Investments

   Short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

   Material and Supplies

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

   Plant and Depreciation

   The Company states plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

   In connection with the discontinued application of SFAS No. 71, for financial reporting purposes, the Company no longer uses asset lives set by regulators.
As a result, the Company began using shorter estimated asset lives for certain categories of plant and equipment. The asset lives used by the Company are presented in the following table:

   Average Lives (in years)
   -------------------------------------------------------
   Buildings..............................       20 - 60
   Central office equipment...............        5 - 12
   Cable, wiring and conduit..............        8 - 55
   Other equipment........................        5 - 40

   When depreciable plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

   Computer Software Costs

   The Company capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

   Capitalization of Interest Costs

   The Company capitalizes interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost. Before the discontinued application of SFAS No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and an item of other income.

   Income Taxes

   Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return. The Company's provision for federal income taxes currently payable is allocated in accordance with its contribution to the consolidated group's taxable income and tax credits. For periods prior to the merger, NYNEX filed its own consolidated federal income tax return.

   The Company uses the deferral method of accounting for investment tax credits earned prior to repeal of investment tax credits by the Tax Reform Act of 1986. The Company also defers certain transitional credits earned after the repeal. These credits are being amortized as a reduction to the Provision for Income Taxes over the estimated service lives of the related assets.

                  New England Telephone and Telegraph Company

   Advertising Costs

   Advertising costs are expensed as incurred.

   Stock-Based Compensation

   The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 10).


2. BELL ATLANTIC - NYNEX MERGER

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

   As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $488.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company had amortized the transition benefit obligation over a twenty-year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments.

Merger-Related Costs
   Results of operations for 1997 include merger-related pre-tax costs of approximately $6 million for direct incremental costs and $51 million for employee severance costs. These costs include approximately $24 million representing the Company's allocated share of merger-related costs from Telesector Resources, an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

   Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans.


3. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In June 1995, the Company discontinued the use of regulatory accounting principles under SFAS No. 71. As a result, the Company recorded a noncash, extraordinary charge of $627.8 million, which is net of an income tax benefit of $414.2 million.

   The extraordinary charge consisted principally of adjustments to telephone plant and equipment through an increase to accumulated depreciation of $480.6 million to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company not been subject to rate regulation. Investment tax credit amortization of $8.0 million was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment. The Company also eliminated nonplant regulatory assets and liabilities of $155.2 million, principally related to deferred debt refinancing, vacation pay and pension costs, which were being amortized as they were recognized in the ratemaking process.

                  New England Telephone and Telegraph Company

4. CHANGE IN ACCOUNTING PRINCIPLE - DIRECTORY PUBLISHING

   The Company has an agreement with Bell Atlantic Yellow Pages Company (Yellow Pages) pursuant to which Yellow Pages pays a fee to the Company for use of the Company's name in soliciting directory advertising and in publishing and distributing directories. Effective January 1, 1996, Yellow Pages changed the recognition of its directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. Yellow Pages believes the point-of-publication method is preferable because it is the method generally followed by publishing companies.

   The Company recorded a one-time, noncash gain of $91.7 million ($55.2 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of 1996, representing its portion of the cumulative effect of this accounting change. The application of the point-of-publication method for the year ended 1996 did not have a material effect on operating results, and would not have been material had it been applied in 1995.


5. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:


                                                        1997        1996
                                                      ---------   ---------
                                                      (Dollars in Millions)

   Land............................................   $    36.1   $    36.7
   Buildings.......................................       885.8       875.0
   Central office equipment........................     5,462.9     5,131.5
   Cable, wiring and conduit.......................     5,279.7     5,064.8
   Other equipment.................................     1,404.4     1,316.3
   Other...........................................        81.6        76.7
   Construction-in-progress........................       230.2       219.8
                                                      ---------   ---------
                                                       13,380.7    12,720.8
   Accumulated depreciation........................    (7,476.2)   (6,884.8)
                                                      ---------   ---------
   Total...........................................   $ 5,904.5   $ 5,836.0
                                                      =========   =========

                  New England Telephone and Telegraph Company

6. LEASES

   The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $6.0 million and $6.0 million, and related accumulated amortization of $4.1 million and $3.8 million at December 31, 1997 and 1996, respectively. The Company incurred no initial capital lease obligations in 1997, 1996 and 1995.

   Total rent expense amounted to $84.8 million in 1997, $83.6 million in 1996 and $85.1 million in 1995.

   At December 31, 1997, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

   Years                                       Capital Leases   Operating Leases
   -----                                       --------------   ----------------
                                                     (Dollars in Millions)

   1998......................................        $   .9             $ 48.0
   1999......................................            .7               33.7
   2000......................................            .5               32.1
   2001......................................            .1               31.8
   2002......................................            --               30.6
   Thereafter................................            --              215.9
                                                     ------             ------
   Total minimum rental commitments..........           2.2             $392.1
                                                                        ======

   Less interest and executory costs.........            .9
                                                     ------
   Present value of minimum
    lease payments...........................           1.3
   Less current installments.................            .5
                                                     ------
   Long-term obligation at
    December 31, 1997........................        $   .8
                                                     ======


7. DEBT

   Debt Maturing Within One Year

                                                      1997          1996
                                                     ------        ------
                                                     (Dollars in Millions)

   Note payable to affiliate (NYNEX).........        $246.2        $  ---
   Long-term debt maturing within one year...         101.1         175.7
                                                     ------        ------
   Total debt maturing within one year.......        $347.3        $175.7
                                                     ======        ======

   Weighted average interest rate for note
    payable outstanding at year-end..........           5.7%          5.4%
                                                     ======        ======

   The Company has an agreement with NYNEX for the provision of short-term financing and cash management services.

                  New England Telephone and Telegraph Company

   Long-Term Debt

   Long-term debt consists of debentures and notes issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:
                                                   1997        1996
                                                ----------  ----------
                                                 (Dollars in Millions)

   Debentures:
   Thirty-eight year 4 5/8%, due 1999........   $   45.0   $   45.0
   Forty year 4 1/2%, due 2002...............       50.0       50.0
   Forty year 4 5/8%, due 2005...............       60.0       60.0
   Thirty-nine year 6 1/8%, due 2006.........      100.0      100.0
   Thirty-five year 7 3/8%, due 2007.........      200.0      200.0
   Forty year 6 3/8%, due 2008...............      125.0      125.0
   Thirty year 7 7/8%, due 2022..............      100.0      100.0
   Thirty year 6 7/8%, due 2023..............      250.0      250.0
   Forty year 7 7/8%, due 2029...............      349.0      349.0
   Forty year 9%, due 2031...................      100.0      100.0

   Notes:
   Five year 6 1/4%, due 1997................        ---      175.0
   Five year 5.05%, due 1998.................      100.0      100.0
   Seven year 6.15%, due 1999................      100.0      100.0
   Seven year 5 3/4%, due 2000...............      100.0      100.0
   Ten year 8 5/8%, due 2001.................      100.0      100.0
   Ten year 6 1/4%, due 2003.................      225.0      225.0
   Fifteen year 6.30%, due 2012..............      175.0        ---
                                                --------   --------
                                                 2,179.0    2,179.0

   Unamortized discount and premium, net.....       (1.8)      (8.7)
   Capital lease obligations - average rate
        10.0% and 10.1%......................        1.3        1.8
                                                --------   --------
   Total long-term debt, including current
    maturities...............................    2,178.5    2,172.1
   Less maturing within one year.............      101.1      175.7
                                                --------   --------
   Total long-term debt......................   $2,077.4   $1,996.4
                                                ========   ========

   Long-term debt outstanding at December 31, 1997 includes $580.0 million that is callable by the Company. The call prices range from 101.18% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $175.0 million of long-term debt, bearing interest at 6.30%, will become redeemable only on December 16, 2002, at the option of the holders. The redemption price will be 100.0% of face value plus accrued interest.

   At December 3l, l997, the Company had $325.0 million of unissued, unsecured debt securities registered with the Securities and Exchange Commission.


8. FINANCIAL INSTRUMENTS

   Concentrations of Credit Risk

   Financial instruments that subject the Company to concentrations of credit risk consist primarily of short-term investments and trade receivables.

   Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. For the years ended December 31, 1997, 1996 and 1995, revenues generated from services provided to AT&T (primarily network access and billing and collection) were $545.1 million, $579.4 million and $591.6 million, respectively.

                  New England Telephone and Telegraph Company

   Fair Value of Financial Instruments

   The table below provides additional information about the Company's material financial instruments at December 31, 1997:

   Financial Instrument              Valuation Method
   -----------------------------------------------------------------------------

   Note payable to affiliate (NYNEX) Carrying amounts and short-term investments

   Debt (excluding capital leases)   Market quotes for  similar terms
                                     and maturities or future cash flows
                                     discounted at current rates

                                             1997                   1996
                                     --------------------   -------------------
                                     Carrying     Fair      Carrying     Fair
                                      Amount      Value      Amount      Value
                                     --------  ----------   --------   --------
                                                (Dollars in Millions)

   Debt....................          $2,423.4   $2,492.5    $2,170.3   $2,175.9


9. SHAREOWNER'S INVESTMENT
                                               Additional
                                    Common      Paid-in    Reinvested
   (Dollars in Millions)             Stock      Capital     Earnings
   ---------------------            -------    ----------  -----------

   Balance at December 31,
    1994, as reported......        $ 2,089.1     $          $  979.9
   Adjustment for
    conforming accounting
     methodologies.........                                   (488.2)
                                   ---------     --------    -------
   Balance at December 31,
    1994, as restated......          2,089.1                   491.7

   Net loss................                                   (110.4)
   Transfer of stated
    capital to additional
     paid-in capital.......         (2,088.1)     2,088.1
   Transfer of additional
    paid-in capital to
     reinvested earnings...                         (61.5)      61.5
   Dividends paid to NYNEX.                                   (442.7)
                                   ---------     --------    -------
   Balance at December 31,
    1995...................              1.0      2,026.6         .1

   Net income..............                                    724.7
   Dividends paid to NYNEX.                                   (466.9)
                                   ---------     --------    -------
   Balance at December 31,
    1996...................              1.0      2,026.6      257.9

   Net income..............                                    555.9
   Dividends paid to NYNEX.                                   (562.2)
                                   ---------     --------    -------
   Balance at December 31,
    1997...................        $     1.0     $2,026.6    $ 251.6
                                   =========     ========   ========

   As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has reduced Reinvested Earnings as of December 31, 1994 by a net $488.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with SFAS No. 106 as if the merger had occurred as of the beginning of the earliest period presented.

   Pursuant to the resolutions of the Board of Directors of the Company, adopted on June 21, 1995, the Common Stock of the Company was reduced by $2,088.1 million and such amount was reallocated to Additional Paid-in Capital. In 1995, $61.5 million was reallocated from Additional Paid-in Capital to Reinvested Earnings to cover dividend payments.

                  New England Telephone and Telegraph Company

10. STOCK INCENTIVE PLANS

    The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1995 and subsequent awards consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) for the years ended December 31, 1997, 1996 and 1995 would have been $546.4 million, $717.1 million and $(110.9) million, respectively, compared to as reported net income (loss) of $555.9 million, $724.7 million and $(110.4) million for the corresponding years. These results may not be representative of the effects on pro forma net income for future years.

    The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                    1997    1996    1995
                                                   ------  ------  ------

    Dividend yield...........................       4.86%   4.66%   6.50%
    Expected volatility......................      14.87%  15.30%  15.30%
    Risk-free interest rate..................       6.35%   5.42%   7.63%
    Expected lives (in years)................          5       5       5

    The weighted average value of options granted was $8.60 per option during 1997, $5.51 per option during 1996 and $3.92 per option during 1995.

    The NYNEX stock options outstanding and exercisable at the date of the merger were converted to Bell Atlantic stock options using the exchange ratio of
0.768 Bell Atlantic common stock to one share of NYNEX common stock.


11. EMPLOYEE BENEFITS

    In 1997, following the completion of the merger, Bell Atlantic continued to maintain separate benefit plans for employees of the former NYNEX companies, including those employees of the Company. The assets of the Bell Atlantic and NYNEX pension and savings plans have been commingled in a master trust. The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

    Effective January 1, 1998, Bell Atlantic established common pension and savings plans benefit provisions for all management employees. As a result, continuing management employees of the Company will receive the same benefit levels as previously given under Bell Atlantic management plans. Pension and other postretirement benefits for associate employees are subject to collective bargaining agreements, and no changes were bargained in 1997. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations.

    The structure of Bell Atlantic's benefit plans does not provide for the determination of certain disclosures required by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1997, which shows combined results and weighted-average assumptions. The Company's benefit costs and obligations for 1997, 1996 and 1995 were based on the historic benefit plans and actuarial assumptions as shown in the tables below.

    Pension Plans

    Bell Atlantic sponsors noncontributory defined benefit pension plans covering substantially all of its management and associate employees. Benefits for associate employees are determined by a flat dollar amount per year of service according to job classification. Effective December 31, 1997, the plan covering management employees was converted to a cash balance plan with benefits determined by compensation credits related to age and service and interest credits based

                  New England Telephone and Telegraph Company

on individual account balances. The management pension benefit for prior years was based on a stated percentage of adjusted career average earnings.

   Under the cash balance plan, each management employee's opening account balance was determined by converting the accrued pension benefit as of December 31, 1997 to a lump-sum amount based on the prior plan's provisions. The lump-sum value was then multiplied by a transition factor based on age and service to arrive at the opening balance.

   Bell Atlantic's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

   Pension cost was $46.7 million, $36.2 million and $42.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The change in pension cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), favorable returns on plan assets and plan amendments. The Company recognized net retirement incentive costs, which are included in pension cost, of $120.9 million in 1997, $104.6 million in 1996 and $121.3 million in 1995 as a result of work force reductions. The costs were comprised of special termination benefits charges of $190.0 million in 1997, $185.0 million in 1996 and $182.3 million in 1995. These amounts were partially offset by curtailment gains of $36.0 million in 1997, $49.1 million in 1996 and $39.3 million in 1995 and by severance reserves of $33.1 million in 1997, $31.3 million in 1996 and $21.7 million in 1995. The severance reserves were established in 1993 and transferred to the pension liability as employees accepted the retirement incentive offer.

   The significant assumptions used for the pension measurements were as follows at December 31:

                                                      1997   1996   1995
                                                      -----  -----  -----

   Discount rate....................................  7.25%  7.75%  7.25%
   Rate of future increases in compensation levels
    Management - through 2000.......................  3.00   3.00   3.00
    Management - thereafter.........................  4.50   4.50   4.50
    Associate.......................................  4.00   4.00   4.00

   The expected long-term rate of return on plan assets was 8.90% for 1997, 1996 and 1995.

   Postretirement Benefits Other Than Pensions

   Bell Atlantic's postretirement health and life insurance benefit plans cover substantially all of the Company's management and associate employees. Postretirement health benefit costs are based on comprehensive medical and dental plan provisions. Postretirement life insurance costs are based on annual basic pay at retirement.

   Bell Atlantic funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

   As a result of the merger of Bell Atlantic and NYNEX, the Company recorded conforming adjustments for the immediate recognition of the transition benefit obligation as if the merger had occurred as of the beginning of the earliest period presented. In its historical financial statements, the Company amortized the transition obligation over a twenty-year period.

   Postretirement benefit cost was $117.3 million, $126.1 million and $147.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The change in postretirement benefit cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), changes in plan provisions, favorable medical claims experience and favorable returns on plan assets. The Company recognized net retirement incentive costs, which are included in the postretirement benefit cost, of $26.6 million in 1997, $17.0 million in 1996 and $18.6 million in 1995 as a result of work force reductions. The costs were comprised of special termination benefits charges of $23.6 million in 1997, $18.5 million in 1996 and $21.5 million in 1995 and curtailment losses of $55.0 million in 1997, $49.6 million in 1996 and $12.1 million in 1995. These amounts were partially offset by postretirement medical

                  New England Telephone and Telegraph Company

benefit reserves of $52.0 million in 1997, $51.1 million in 1996 and $15.0 million in 1995. The postretirement medical reserves were established in 1993 and transferred to the postretirement benefit liability as employees accepted the retirement incentive offer.

   Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:

                                                         1997          1996          1995
                                                        ------        ------        ------
   Discount rate....................................     7.25%         7.75%         7.25%
   Rate of future increases in compensation levels
    Management - through 2000.......................     3.00          3.00          3.00
    Management - thereafter.........................     4.50          4.50          4.50
    Associate.......................................     4.00          4.00          4.00
   Medical cost trend rate:
    Year ending.....................................     6.50         10.60         11.60
    Ultimate (year 2001 for 1997, 2008 for 1996
        and 1995)...................................     5.00          4.50          4.50
   Dental cost trend rate:
    Year ending.....................................     3.50          3.50          4.00
    Ultimate (year 2002)............................     3.00          3.00          3.00

   The expected long-term rate of return on plan assets was 8.40% for 1997, 1996 and 1995.

   Retirement Incentives

   In 1993, the Company announced a restructuring plan which included an accrual of $440.6 million (pre-tax) for severance and postretirement medical benefits under a force reduction plan, of which $45.6 million was the Company's allocated portion of Telesector Resources' cost for its force reduction plan. Beginning in 1994, retirement incentives have been offered as a voluntary means of implementing substantially all of the work force reductions planned in 1993.

   Since the inception of the retirement incentive program, additional costs totaled $676.9 million (pre-tax) as of December 31, 1997. These costs include amounts associated with employees paid directly by the Company and the Company's allocated portion of amounts associated with employees of Telesector Resources. Costs associated with employees of the Company are comprised of $147.5 million in 1997, $122.7 million in 1996, $138.3 million in 1995 and $132.0 million in 1994 and are reported in Employee Costs. Costs associated with the Company's allocated portion of costs are comprised of $54.5 million in 1997, $9.5 million in 1996, $36.3 million in 1995 and $36.1 million in 1994 and are reported in Other Operating Expenses. The costs associated with employees paid by the Company include the pension and postretirement benefit amounts discussed above, as well as vacation pay costs and other items. As described above, the retirement incentive costs have been reduced by severance and postretirement medical benefits reserves established in 1993 and transferred to the pension and postretirement benefits liabilities as employees accepted the retirement offer. As of December 31, 1997, the remaining reserves associated with the 1993 restructuring plan were approximately $5 million for employee severance and $7 million for postretirement medical benefits.

   As of December 31, 1997, employees who have left the business under the retirement incentive program totaled 7,382, consisting of 3,145 management employees and 4,237 associate employees (including 1,507 management employees and 184 associate employees of Telesector Resources). The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees is scheduled to end in August 1998.

   Savings Plans and Employee Stock Ownership Plans

   Substantially all of the Company's employees are eligible to participate in savings plans maintained by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of
0.768 of a share of Bell Atlantic common

                  New England Telephone and Telegraph Company

stock to one share of NYNEX common stock. The Company matches a portion of employee contributions through a leveraged employee stock ownership plan (ESOP) maintained by Bell Atlantic. Bell Atlantic recognizes leveraged ESOP cost based on the shares allocated method for the leveraged ESOP trust that held securities after December 15, 1989. The Company recognizes ESOP cost based on its matching obligation attributable to participating Company employees. The Company recorded ESOP costs of $6.4 million, $6.6 million and $6.6 million in 1997, 1996 and 1995, respectively. In addition to the ESOP, Bell Atlantic maintains savings plans for certain employees of the Company. The Company recorded compensation expense associated with these savings plans of $20.1 million, $20.4 million and $19.3 million in 1997, 1996 and 1995, respectively.

12. INCOME TAXES

    The components of income tax expense are as follows:


                                                       Years Ended December 31
                                                       ------------------------
                                                        1997     1996     1995*
                                                       ------   ------   ------
                                                        (Dollars in Millions)
    Current:
         Federal....................................   $301.1   $398.1   $305.7
         State and local............................     51.8     70.6     56.3
                                                       ------   ------   ------
         Total......................................    352.9    468.7    362.0
                                                       ------   ------   ------

    Deferred:
         Federal....................................     (2.9)   (44.9)   (25.9)
         State and local............................     (1.5)    (2.2)    (4.5)
                                                       ------   ------   ------
         Total......................................     (4.4)   (47.1)   (30.4)
                                                       ------   ------   ------
                                                        348.5    421.6    331.6
    Investment tax credits..........................     (6.3)    (8.8)   (11.6)
                                                       ------   ------   ------
    Total income tax expense........................   $342.2   $412.8   $320.0
                                                       ======   ======   ======

    * Does not include the effect of investment tax credit amortization that was accelerated in connection with the discontinued application of SFAS No. 71.

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                       Years Ended December 31
                                                      --------------------------
                                                        1997     1996     1995
                                                      --------  -------  -------

    Statutory federal income tax rate...............     35.0%    35.0%    35.0%
    Investment tax credits..........................      (.5)     (.5)     (.8)
    State income taxes, net of federal tax benefits.      3.6      4.1      4.0
    Other, net......................................       --      (.5)      --
                                                         ----     ----     ----
    Effective income tax rate.......................     38.1%    38.1%    38.2%
                                                         ====     ====     ====

                  New England Telephone and Telegraph Company

    Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                              1997        1996
                                                            -------     -------
                                                          (Dollars in Millions)

    Deferred tax assets:
         Employee benefits.............................     $(700.5)    $(672.4)
         Investment tax credits........................       (18.5)      (20.7)
         Other.........................................       (68.7)      (45.9)
                                                            -------     -------
                                                             (787.7)     (739.0)
                                                            -------     -------

    Deferred tax liabilities:
         Depreciation..................................       638.4       615.9
         Other.........................................        69.3        47.7
                                                            -------     -------
                                                              707.7       663.6
                                                            -------     -------
    Net deferred tax (asset)...........................     $ (80.0)    $ (75.4)
                                                            =======     =======

    Deferred tax assets include approximately $462 million and $456 million at December 31, 1997 and 1996, respectively, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


13. ADDITIONAL FINANCIAL INFORMATION

                                                               December 31
                                                         ----------------------
                                                           1997           1996
                                                         --------      --------
                                                           (Dollars in Millions)
    BALANCE SHEETS:
    Accounts payable and accrued liabilities:
      Accounts payable - affiliates....................  $  572.4      $  549.0
      Accounts payable - other.........................     410.8         412.9
      Accrued expenses.................................      26.0          16.3
      Accrued vacation pay.............................      88.4          82.7
      Accrued taxes....................................      12.5          81.5
      Interest payable - other.........................      38.1          38.1
                                                         --------      --------
                                                         $1,148.2      $1,180.5
                                                         ========      ========

                                                        Years Ended December 31
                                                        ------------------------
                                                         1997     1996     1995
                                                        ------   ------   ------
                                                          (Dollars in Millions)

    STATEMENTS OF CASH FLOWS:
    Cash paid during the year for:
      Income taxes, net of amounts refunded............ $475.8   $412.8   $379.6
      Interest, net of amounts capitalized.............  137.2    152.1    157.1

    STATEMENTS OF INCOME AND
      REINVESTED EARNINGS:
    Interest expense incurred,
      net of amounts capitalized.......................  138.9    142.1    153.9
    Capitalized interest...............................   13.0     12.5      ---
    Advertising expense................................   31.0     28.9     42.6

    Interest paid during the year includes $1.6 million in 1997, $3.4 million in 1996 and $1.1 million in 1995 related to short-term financing services provided by NYNEX (see Note 7).

                  New England Telephone and Telegraph Company

     Advertising expense recorded by the Company in 1997, 1996 and 1995 was allocated to the Company by Telesector Resources.

     At December 31, 1997 and 1996, $40.5 million and $66.1 million, respectively, of bank overdrafts were classified as accounts payable.


14.  COMMITMENTS AND CONTINGENCIES

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

     Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1997, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $41 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.


15.  TRANSACTIONS WITH AFFILIATES

     The financial statements include transactions with Telesector Resources, NYNEX, and various other affiliates.

     The Company has contractual arrangements with Telesector Resources and NYNEX for the provision of various centralized services. Telesector Resources principally provides network related services which generally benefit only the operating telephone subsidiaries. These services include marketing, legal and accounting, finance, data processing, and materials management for various network operations. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on identification of detailed work functions. The Company was also allocated a portion of Telesector Resources' retirement incentive program costs.

     NYNEX principally provides overhead and support services which generally benefit the operating telephone companies as well as other subsidiaries. These services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on work studies performed to identify on whose behalf services are being performed. Certain costs which are performed on behalf of all subsidiaries are allocated to those subsidiaries based on their relative size.

     The Company receives technical and support services from Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the regional holding companies. The costs of these services are billed separately through Telesector Resources to the Company. In November 1996, Bell Atlantic and other Bellcore owners entered into an agreement to sell their jointly owned investment in Bellcore. The transaction was completed in November 1997. The Company recognized an after-tax gain of approximately $7 million, net of reserves. The Company continues to contract with Bellcore for technical and support services.

     The Company recognizes interest expense/income in connection with borrowing arrangements with NYNEX to provide short-term financing services to the Company (see Note 7).

     Operating revenues include fees earned from Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories. These revenues are earned pursuant to an agreement whereby Yellow Pages must pay all of its earnings related to directory publishing in Massachusetts, Vermont, New Hampshire, Rhode Island and Maine which are in excess of a regulated rate of return. Yellow Pages has given the Company notice of its intention to terminate the agreement, effective January 1, 1999. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

                  New England Telephone and Telegraph Company

   The Company records income under the equity method of accounting from its investment in Telesector Resources. The Company also paid cash dividends to its parent company, NYNEX.

   Transactions with affiliates are summarized as follows:

                                                  Years Ended December 31
                                             ---------------------------------
                                              1997           1996        1995
                                             -------        ------      ------
                                                    (Dollars in Millions)

   Operating revenues:
     Yellow Pages directory revenues........ $147.1         $190.7      $171.3
     Other revenue from affiliates..........   34.7           28.2        24.3
                                             ------         ------      ------
                                              181.8          218.9       195.6
                                             ------         ------      ------

   Operating expenses:
     Telesector Resources...................  810.7          710.7       684.0
     NYNEX..................................   15.9           20.6        21.4
     Bellcore...............................   16.1           22.9        30.7
     Other..................................    5.3            3.7         3.8
                                             ------         ------      ------
                                              848.0          757.9       739.9
                                             ------         ------      ------

   Other income:
     Telesector Resources - equity income...   18.0            9.2        11.1
     NYNEX - interest income................    1.8             .4         1.1
                                             ------         ------      ------
                                               19.8            9.6        12.2
                                             ------         ------      ------

   Interest expense to NYNEX................    1.6            3.4         1.1

   Dividends to NYNEX.......................  562.2          466.9       442.7


   Outstanding balances with affiliates are reported on the balance sheets at December 31, 1997 and 1996 as Note Receivable from Affiliate, Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

   On February 2, 1998, the Company declared and paid a dividend in the amount of $187.4 million to NYNEX.

                  New England Telephone and Telegraph Company

16.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                           Income Before
                                                             Cumulative
                                                              Effect of
                                                               Change
                                Operating     Operating     in Accounting  Net
Quarter Ended                    Revenues        Income       Principle   Income
-------------                   ---------     ---------    -------------- ------
                                                 (Dollars in Millions)
1997:
 March 31..................      $1,159.2      $  214.5         $111.5    $111.5
 June 30...................       1,167.7         331.8          190.2     190.2
 September 30*.............       1,140.3         227.1          121.5     121.5
 December 31...............       1,098.5         238.0          132.7     132.7
                                 --------      --------         ------    ------
 Total.....................      $4,565.7      $1,011.4         $555.9    $555.9
                                 ========      ========         ======    ======

1996:
 March 31..................      $1,133.4      $  237.2         $125.7    $180.9
 June 30...................       1,113.8         275.6          149.2     149.2
 September 30..............       1,178.5         375.4          210.5     210.5
 December 31...............       1,121.4         326.6          184.1     184.1
                                 --------      --------         ------    ------
 Total.....................      $4,547.1      $1,214.8         $669.5    $724.7
                                 ========      ========         ======    ======

  *Results of operations for the third quarter of 1997 include merger-related costs (see Note 2).

                  New England Telephone and Telegraph Company

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in Millions)

                                                 Additions
                                           --------------------
                                                      Charged
                               Balance at  Charged    to Other                  Balance
                               Beginning      to      Accounts    Deductions    at End
Description                    of Period   Expenses    Note(a)     Note (b)    of Period
-----------                    ----------  --------  -----------  -----------  ---------
Allowance for Uncollectible
   Accounts Receivable:

   Year 1997...............        $ 53.6     $69.0       $ 78.8       $147.7     $ 53.7

   Year 1996...............        $ 55.9     $62.0       $106.3       $170.6     $ 53.6

   Year 1995...............        $ 57.1     $55.1       $ 57.1       $113.4     $ 55.9

Restructuring Reserves:

   Year 1997...............        $ 92.5     $ ---       $  ---       $ 80.1     $ 12.4

   Year 1996...............        $215.5     $ ---       $  ---       $123.0     $ 92.5

   Year 1995...............        $344.6     $ ---       $  ---       $129.1     $215.5



---------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b) Amounts written off as uncollectible or transferred to other accounts or utilized.

                                   EXHIBITS



                      FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                  New England Telephone and Telegraph Company



                         COMMISSION FILE NUMBER 1-1150

Form 10-K for 1997
File No. 1-1150
Page 1 of 1


                                   EXHIBITS


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

       (3)  Exhibits

               Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

       3a Restated Certificate of Incorporation of New England Telephone and Telegraph Company, dated August 19, 1988 (Exhibit No. (19)ii to the registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

       3b By-Laws of the registrant, as amended April 18, 1989 (Exhibit No. 3(b) to the registrant's filing on Form SE dated May 2, 1989, File No. 1-1150).

       4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

       10a Directory License Agreement between the registrant and NYNEX Information Resources, dated as of January 1, 1991 (Exhibit No.
               (10)(ii)(B)4 to the registrant's filing on Form SE dated March 26, 1991, File No. 1-1150).

       10b Service agreement concerning provision by Telesector Resources Group, Inc. to the registrant of numerous services, including (i) purchasing, materials handling, inspection, distribution, storage and similar services and (ii) technical, regulatory, government relations, marketing operational support and similar services, dated March 31, 1992 (Exhibit No. 19(i)1 to the registrant's filing on Form SE dated March 23, 1993, File No. 1-1150).

       23      Consent of Independent Accountants.

       24      Powers of Attorney.

       27.1    Financial Data Schedule - 1997.

       27.2    Restated Financial Data Schedule - 1995.