Form 10-Q
period 1998-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1998-05-11
CIK 71344

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


      (Mark one)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

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


                        Telephone Number (617) 743-9800

                          --------------------------


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

================================================================================

                  New England Telephone and Telegraph Company

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Millions)





                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------

OPERATING REVENUES
  (including $83.2 and $60.0 from affiliates)...........  $1,204.1  $1,159.2
                                                          --------  --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes..........     459.4     349.6
  Depreciation and amortization.........................     228.1     218.3
  Taxes other than income...............................      35.9      36.4
  Other (including $164.3 and $231.1 to affiliates).....     306.7     340.4
                                                          --------  --------
                                                           1,030.1     944.7
                                                          --------  --------

OPERATING INCOME........................................     174.0     214.5

OTHER INCOME, NET
  (including $3.1 and $2.3 from affiliates).............       3.8       2.2

INTEREST EXPENSE
  (including $1.5 and $0 to affiliate)..................      36.3      34.9
                                                          --------  --------

Income Before Provision for Income Taxes................     141.5     181.8

PROVISION FOR INCOME TAXES..............................      53.6      70.3
                                                          --------  --------

NET INCOME..............................................  $   87.9  $  111.5
                                                          ========  ========


REINVESTED EARNINGS
  At beginning of period................................  $  251.6  $  257.9
  Add:  net income......................................      87.9     111.5
                                                          --------  --------
                                                             339.5     369.4
  Deduct:  dividends....................................     339.5     187.4
           other changes................................       ---      ----
                                                          --------  --------
  At end of period......................................  $    ---  $  182.0
                                                          ========  ========



                 See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)

------------------------------------
Assets
------------------------------------

                                               March 31,   December 31,
                                                 1998          1997
                                               ---------   -----------

CURRENT ASSETS
Cash.........................................  $    30.2     $    19.3
Short-term investments.......................      128.1         131.6
Accounts receivable:
   Trade and other, net of allowances for
     uncollectibles of $56.0 and $53.7.......      928.2         933.4
   Affiliates................................      172.0         129.8
Material and supplies........................      127.2         113.4
Prepaid expenses.............................       82.8         130.6
Deferred income taxes........................       22.6          26.0
Other........................................       74.9          67.2
                                               ---------     ---------
                                                 1,566.0       1,551.3
                                               ---------     ---------

PLANT, PROPERTY AND EQUIPMENT................   13,504.4      13,380.7
Less accumulated depreciation................    7,616.7       7,476.2
                                               ---------     ---------
                                                 5,887.7       5,904.5
                                               ---------     ---------

OTHER ASSETS.................................      279.3         202.7
                                               ---------     ---------

TOTAL ASSETS.................................  $ 7,733.0     $ 7,658.5
                                               =========     =========


                 See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)

---------------------------------------------
Liabilities and Shareowner's Investment
---------------------------------------------

                                                 March 31,  December 31,
                                                   1998         1997
                                                 ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate..................   $  123.8      $  246.2
    Other......................................      101.1         101.1
Accounts payable and accrued liabilities:
    Affiliates.................................      829.7         572.4
    Other......................................      586.4         575.8
Advance billings and customer deposits.........       24.7          19.1
                                                  --------      --------
                                                   1,665.7       1,514.6
                                                  --------      --------

LONG-TERM DEBT.................................    2,077.2       2,077.4
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    1,909.4       1,704.6
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits.............       51.4          52.7
Other..........................................       14.1          30.0
                                                  --------      --------
                                                      65.5          82.7
                                                  --------      --------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value......        1.0           1.0
Additional paid-in capital.....................    2,014.2       2,026.6
Reinvested earnings............................        ---         251.6
                                                  --------      --------
                                                   2,015.2       2,279.2
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $7,733.0      $7,658.5
                                                  ========      ========



                 See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $   549.5       $   449.0
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         4.8             ---
Additions to plant, property and equipment.........      (213.4)         (197.9)
Net change in note receivable from affiliate.......         ---           (93.4)
Other, net.........................................        (6.9)           (4.9)
                                                      ---------       ---------
Net cash used in investing activities..............      (215.5)         (296.2)
                                                      ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..         (.1)            (.1)
Net change in note payable to affiliate............      (122.4)            ---
Dividends paid.....................................      (187.5)         (116.7)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........       (13.1)          (33.2)
                                                      ---------       ---------
Net cash used in financing activities..............      (323.1)         (150.0)
                                                      ---------       ---------

NET CHANGE IN CASH.................................        10.9             2.8


CASH, BEGINNING OF PERIOD..........................        19.3            14.2
                                                      ---------       ---------

CASH, END OF PERIOD................................   $    30.2       $    17.0
                                                      =========       =========



                 See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

New England Telephone and Telegraph Company (the Company) is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On March 24, 1998, the Company declared a dividend in the amount of $164.4 million. Of this amount, $152.0 million was declared from Reinvested Earnings and $12.4 million was declared from Additional Paid-in Capital. The dividend was paid to NYNEX on April 15, 1998.

3.   Financial Instruments
--------------------------------------------------------------------------------

In February 1998, an interest rate swap agreement was transferred to the Company from an affiliate. This interest rate swap agreement has a notional value of $175.0 million and is scheduled to mature in 2002. The interest rate swap agreement requires the Company to make payments based on a variable rate (5.8% at March 31, 1998) and receive payments based on a fixed rate (6.3% at March 31,
1998). The notional amount is used only to calculate interest payments to be exchanged and is not actually paid or received, nor is it a measure of the Company's potential gains or losses from market risks. The notional amount does not represent the Company's exposure in the event of nonperformance by a counterparty or its future cash requirements.

     This interest rate swap agreement qualifies as a hedge and is accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable rate debt. Under the accrual method, no amounts are recognized on the Company's balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, is recognized as an adjustment to Interest Expense over the life of the agreement. These interest accruals are recorded in Current Assets and Current Liabilities on the Company's balance sheets. If the Company terminates an agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting and would then be accounted for at fair value, with changes in that value included in income.

     The Company does not give or receive collateral on its interest rate swap agreement due to its credit rating and that of its counterparty. While the Company may be exposed to credit losses due to the nonperformance of its counterparty, the Company considers the risk remote and does not expect the settlement of this transaction to have a material effect on its results of operations or financial condition.

4.   Revenues Subject to Possible Refund
--------------------------------------------------------------------------------

Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of March 31, 1998, the aggregate amount of revenues estimated to be subject to possible refund was approximately $41 million for the Company. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

                  New England Telephone and Telegraph Company

5.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

6.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                  New England Telephone and Telegraph Company


Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $87.9 million for the three month period ended March 31, 1998, compared to net income of $111.5 million for the same period in 1997.

     The Company incurred pre-tax costs associated with its retirement incentive program totaling $228.7 million for the three month period ended March 31, 1998, compared to $172.9 million for the same period in 1997.

     The retirement incentive costs for 1998 and 1997 include amounts charged to the Company by Telesector Resources Group, Inc. (Telesector Resources), an affiliate, for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1998, the retirement incentive costs allocated to the Company by Telesector Resources were $5.5 million, compared to $49.1 million in 1997. For additional information about the Company's retirement incentive program, see "Retirement Incentives" on page 9.

     These and other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


------------------------------------
Operating Revenue Statistics
------------------------------------

                                                  1998      1997  % Change
--------------------------------------------------------------------------------

At March 31
-----------
 Access Lines in Service (in thousands)*
  Residence.................................     4,542     4,412      2.9%
  Business..................................     2,279     2,137      6.6
  Public....................................        80        82     (2.4)
                                                 -----     -----
                                                 6,901     6,631      4.1
                                                 =====     =====
Three Month Period Ended March 31
---------------------------------
 Access Minutes of Use (in millions)........     6,849     6,300      8.7
                                                 =====     =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.


OPERATING REVENUES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                 1998      1997
-------------------------------------------------------------------------------

Local services..............................  $  543.2  $  526.2
Network access services.....................     361.2     354.5
Long distance services......................     163.8     169.4
Ancillary services..........................      53.8      48.8
Directory and information services..........      82.1      60.3
                                              --------  --------
Total.......................................  $1,204.1  $1,159.2
                                              ========  ========

                  New England Telephone and Telegraph Company

LOCAL SERVICES REVENUES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $17.0            3.2%
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

     Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 4.1% from March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1998.

     The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of the Company's pay phones were the principal reason for the improvement in public telephone services revenues. These increases were partially offset by a change in classification of certain optional calling plan revenues to long distance revenues in 1997.


NETWORK ACCESS SERVICES REVENUES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $6.7             1.9%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues grew in the first quarter of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 8.7% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

     Volume-related growth was substantially offset by net price reductions mandated by federal and state price cap plans. Price decreases of approximately $77 million annually were implemented under the Federal Communication Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $13.2 million was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

                  New England Telephone and Telegraph Company

LONG DISTANCE SERVICES REVENUES

     1998-1997                                   (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(5.6)           (3.3)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

     Long distance services revenues declined in the first quarter of 1998 primarily as a result of price reductions for long distance services implemented as part of the Company's response to competition. Competition for intraLATA toll services increased due to the introduction of presubscription in several of the Company's jurisdictions during the second half of 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network from these alternative providers.

     These decreases were partially offset by the recognition of revenues received from other local exchange carriers for intraLATA toll services provided to their customers by the Company. These revenues had previously been recorded net of charges paid to the local exchange carriers.


ANCILLARY SERVICES REVENUES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $5.0             10.2%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates and voice messaging services.

     Ancillary services revenues increased in the first quarter of 1998 principally as a result of higher revenues from the rental and resale of usage of the Company's network to other local exchange carriers. Revenue growth from increased market penetration for voice messaging services, principally Home Voice Mail, and the introduction of customer late payment fees also contributed to the increase in ancillary services revenues.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $21.8            36.2%
--------------------------------------------------------------------------------

     Directory and information services revenues consist of payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return and fees paid by Yellow Pages for the use of the Company's name in soliciting directory advertising and in publishing and distributing directories.

     The increase in directory and information services revenues in the first quarter of 1998 was principally due to increased payments from Yellow Pages. These payments increased due to the effects of lower retirement incentive costs and other operating expenses on Yellow Pages' earnings related to publishing directories.

                  New England Telephone and Telegraph Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

Three Month Period Ended March 31                    1998      1997
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..   $  459.4   $ 349.6
Depreciation and amortization.................      228.1     218.3
Taxes other than income.......................       35.9      36.4
Other operating expenses......................      306.7     340.4
                                                 --------  --------
Total.........................................   $1,030.1   $ 944.7
                                                 ========  ========

Employee Costs

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $109.8           31.4%
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

     Employee costs increased in the first quarter of 1998 primarily as a result of additional costs incurred in connection with the Company's retirement incentive program. (For a further discussion of retirement incentives, see below). The rise in employee costs was also attributable to higher overtime pay due to the unusually severe winter storms experienced in the first quarter of 1998 and annual salary and wage increases for management and associate employees.

     These increases were offset, in part, by a reduction in pension and benefit costs caused by a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, continuing NYNEX Corporation (NYNEX) management employees, including management employees of the Company, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

     Associate employee wages and pension and other employee benefits are determined under contracts ratified by the Communications Workers of America
(CWA) and by the International Brotherhood of Electrical Workers (IBEW), the unions representing associate employees of the Company. Contracts with the CWA and the IBEW will expire in August 1998.

     Retirement Incentives

     The Company had previously disclosed that it expected the total number of employees who would elect to leave under the program through August 1998 would be in the range of 7,000 to 7,400 employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources.

     In the first quarter of 1998, the Company recognized a pre-tax charge of approximately $229 million as a result of 1,629 associate employees electing to leave the Company under the retirement incentive program. Since the inception of the retirement incentive program in 1993, the Company has incurred additional costs totaling approximately $906 million (pre-tax) as of March 31, 1998. As of the first quarter 1998, the number of employees who have left the business under the retirement incentive program totaled 9,011, consisting of 3,145 management and 5,866 associate employees. The program covering the management employees ended on March 31, 1997 and the program covering the associate employees is scheduled to end in August 1998.

                  New England Telephone and Telegraph Company


DEPRECIATION AND AMORTIZATION

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $9.8             4.5%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first quarter of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant. This expense increase was partially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

     1998-1997                                     (Decrease)
--------------------------------------------------------------------------------
     First Quarter                          $(.5)            (1.4)%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and business licenses.

     The decrease in taxes other than income was primarily due to lower gross receipts taxes resulting from a reduction in the tax rate, lower estimates for property taxes and the impact of the elimination of the federal superfund tax in 1997. These decreases were substantially offset by the settlement of a sales & use tax audit in Massachusetts in February 1998.


OTHER OPERATING EXPENSES

     1998-1997                                     (Decrease)
--------------------------------------------------------------------------------
     First Quarter                          $(33.7)          (9.9)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was largely attributable to lower centralized services expenses allocated from Telesector Resources. The decline in centralized services expenses was primarily due to a reduction in Telesector Resources' allocated portion of retirement incentive costs. Lower network software purchases also contributed to the decrease in other operating expenses. These decreases were partially offset by higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers and by the Company's contribution to the federal universal service fund, as described earlier.


OTHER INCOME, NET

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $1.6             72.7%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to an increase in the income recognized from Telesector Resources under the equity method. Additional interest income primarily resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits also contributed to the increase in other income, net.


INTEREST EXPENSE

     1998-1997                                   Increase
--------------------------------------------------------------------------------
     First Quarter                        $1.4             4.0%
--------------------------------------------------------------------------------

     Interest expense increased in the first quarter of 1998 principally as a result of higher levels of average advances from NYNEX.

                  New England Telephone and Telegraph Company


EFFECTIVE INCOME TAX

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                       37.9%
--------------------------------------------------------------------------------
     1997                                       38.7%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was lower in the first quarter of 1998 principally due to higher tax credits recorded in 1998.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1998 and 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     At March 31, 1998, the Company had $325.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 53.3% as of March 31, 1998, compared to 49.6% as of March 31, 1997 and 51.5% as of December 31, 1997.

     On March 24, 1998, the Company declared a dividend in the amount of $164.4 million. Of this amount, $152.0 million was declared from Reinvested Earnings and $12.4 million was declared from Additional Paid-in Capital. The dividend was paid to NYNEX on April 15, 1998.

                  New England Telephone and Telegraph Company

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 Exhibit Number

                 27  Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                  New England Telephone and Telegraph Company

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



Date: May 11, 1998                       By  /s/ Edwin F. Hall
                                            -------------------------
                                                 Edwin F. Hall
                                                 Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.