Form 10-Q
period 1998-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1998-08-13
CIK 71344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]              OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from      to


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
                             (Dollars in Millions)


                                                                               Three months ended            Six months ended
                                                                                    June 30,                      June 30,
                                                                               -------------------          -------------------
                                                                                 1998       1997              1998       1997
                                                                               --------   --------          --------   --------
OPERATING REVENUES (including $51.8, $57.0,
     $137.6 and $119.4 from affiliates).........................               $1,203.1   $1,167.7          $2,407.2   $2,326.9
                                                                               --------   --------          --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes...............                  252.3      248.5             711.7      598.1
     Depreciation and amortization..............................                  231.6      222.8             459.7      441.1
     Taxes other than income....................................                   35.4       35.9              71.3       72.3
     Other (including $183.4, $211.4,
           $347.7 and $442.5 to affiliates).....................                  338.9      328.7             645.6      669.1
                                                                               --------   --------          --------   --------
                                                                                  858.2      835.9           1,888.3    1,780.6
                                                                               --------   --------          --------   --------

OPERATING INCOME................................................                  344.9      331.8             518.9      546.3

OTHER INCOME, NET (including $5.5, $3.2,
     $8.6 and $5.5 from affiliates).............................                    7.2       13.7              11.0       15.9

INTEREST EXPENSE (including $2.2, $.3,
     $3.7 and $.3 to affiliate).................................                   46.0       34.7              82.3       69.6
                                                                               --------   --------          --------   --------

Income Before Provision for Income Taxes........................                  306.1      310.8             447.6      492.6

PROVISION FOR INCOME TAXES......................................                  117.2      120.6             170.8      190.9
                                                                               --------   --------          --------   --------

NET INCOME......................................................               $  188.9   $  190.2          $  276.8   $  301.7
                                                                               ========   ========          ========   ========


REINVESTED EARNINGS
     At beginning of period.....................................               $    ---   $  182.0          $  251.6   $  257.9
     Add:  net income...........................................                  188.9      190.2             276.8      301.7
                                                                               --------   --------          --------   --------
                                                                                  188.9      372.2             528.4      559.6
     Deduct:  dividends.........................................                  164.4      187.4             503.9      374.8
                                                                               --------   --------          --------   --------
     At end of period...........................................               $   24.5   $  184.8          $   24.5   $  184.8
                                                                               ========   ========          ========   ========


                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                    June 30,        December 31,
                                                      1998              1997
                                                   -----------      ------------

CURRENT ASSETS
Cash.........................................       $    16.0         $    19.3
Short-term investments.......................            70.0             131.6
Notes receivable from affiliate..............           151.1               ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $57.7 and $53.7..           971.5             933.4
     Affiliates..............................           158.1             129.8
Material and supplies........................           126.8             113.4
Prepaid expenses.............................            42.8             130.6
Deferred income taxes........................            18.3              26.0
Other........................................           156.7              67.2
                                                    ---------         ---------
                                                      1,711.3           1,551.3
                                                    ---------         ---------

PLANT, PROPERTY AND EQUIPMENT................        13,758.0          13,380.7
Less accumulated depreciation................         7,797.9           7,476.2
                                                    ---------         ---------
                                                      5,960.1           5,904.5
                                                    ---------         ---------

OTHER ASSETS.................................           271.6             202.7
                                                    ---------         ---------

TOTAL ASSETS.................................       $ 7,943.0         $ 7,658.5
                                                    =========         =========

                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                       June 30,     December 31,
                                                        1998            1997
                                                      ----------    ------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate....................        $  299.9        $  246.2
  Other........................................           146.1           101.1
Accounts payable and accrued liabilities:
  Affiliates...................................           836.8           572.4
  Other........................................           601.8           575.8
Advance billings and customer deposits.........            27.6            19.1
                                                       --------        --------
                                                        1,912.2         1,514.6
                                                       --------        --------

LONG-TERM DEBT.................................         2,031.9         2,077.4
                                                       --------        --------

EMPLOYEE BENEFIT OBLIGATIONS...................         1,903.4         1,704.6
                                                       --------        --------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits.............            50.0            52.7
Other..........................................             5.8            30.0
                                                       --------        --------
                                                           55.8            82.7
                                                       --------        --------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value......             1.0             1.0
Additional paid-in capital.....................         2,014.2         2,026.6
Reinvested earnings............................            24.5           251.6
                                                       --------        --------
                                                        2,039.7         2,279.2
                                                       --------        --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..        $7,943.0        $7,658.5
                                                       ========        ========

                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                           Six months ended
                                                                June 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES............    $  915.3     $  764.6
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................        61.6          ---
Additions to plant, property and equipment...........      (503.9)      (441.3)
Net change in note receivable from affiliate.........      (151.1)        13.2
Other, net...........................................       (13.7)         2.2
                                                         --------     --------
Net cash used in investing activities................      (607.1)      (425.9)
                                                         --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations....         (.3)         (.2)
Net change in note payable to affiliate..............        53.7          ---
Dividends paid.......................................      (339.5)      (304.1)
Distributions of additional paid-in capital..........       (12.4)         ---
Net change in outstanding checks drawn
  on controlled disbursement accounts................       (13.0)       (33.0)
                                                         --------     --------
Net cash used in financing activities................      (311.5)      (337.3)
                                                         --------     --------

NET CHANGE IN CASH...................................        (3.3)         1.4


CASH, BEGINNING OF PERIOD............................        19.3         14.2
                                                         --------     --------


CASH, END OF PERIOD..................................    $   16.0     $   15.6
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

2.  Shareowner's Investment

                                                        Additional
                                               Common    Paid-in    Reinvested
    (Dollars in Millions)                       Stock    Capital     Earnings
    -------------------------------           --------  ----------  ----------

    Balance at December 31, 1997..........    $   1.0    $2,026.6     $ 251.6
    Net income............................                              276.8
    Distributions of additional paid-in
      capital to NYNEX....................                   12.4
    Dividends paid to NYNEX...............                              503.9
                                              -------    --------     -------
    Balance at June 30, 1998..............    $   1.0    $2,014.2     $  24.5
                                              =======    ========     =======

    On June 23, 1998, the Company declared a dividend in the amount of $164.4 million. The dividend was paid to NYNEX on August 3, 1998.

3.  Financial Instruments

    In February 1998, an interest rate swap agreement was transferred to the Company from an affiliate. This interest rate swap agreement has a notional value of $175.0 million and is scheduled to mature in 2002. The interest rate swap agreement requires the Company to make payments based on a variable rate (5.8% at June 30, 1998) and receive payments based on a fixed rate (6.3% at June 30, 1998). The notional amount is used only to calculate interest payments to be exchanged and is not actually paid or received, nor is it a measure of the Company's potential gains or losses from market risks. The notional amount does not represent the Company's exposure in the event of nonperformance by a counterparty or its future cash requirements.

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

                  New England Telephone and Telegraph Company

4.  Debt

    The Company established a contractual agreement in the second quarter of 1998 with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At June 30, 1998, the Company had $500.0 million of an unused line of credit with BANFC.

5.  Revenues Subject to Possible Refund

    Several federal regulatory matters may possibly require the Company to refund a portion of the revenues collected in the current and prior periods. As of June 30, 1998, the aggregate amount of revenues estimated to be subject to possible refund was approximately $39 million for the Company. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

6.  Litigation and Other Contingencies

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

7.  Recent Accounting Pronouncements

Costs of Computer Software

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

    The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

Derivatives and Hedging Activities

    The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement requires that all derivatives are measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The Company must adopt SFAS No. 133 no later than January 1, 2000. The Company is currently evaluating the provisions of SFAS No. 133 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial condition.

                  New England Telephone and Telegraph Company

8.  Proposed Bell Atlantic - GTE Merger

    Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

    It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                  New England Telephone and Telegraph Company

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

    The Company reported net income of $276.8 million for the six month period ended June 30, 1998, compared to net income of $301.7 million for the same period in 1997.

    The Company incurred pre-tax costs associated with its retirement incentive program totaling $246.3 million for the six month period ended June 30, 1998, compared to $181.9 million for the same period in 1997.

    The retirement incentive costs for 1998 and 1997 include amounts charged to the Company by Telesector Resources Group, Inc. (Telesector Resources), an affiliate, for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. In 1998, the retirement incentive costs allocated to the Company by Telesector Resources were $6.8 million, compared to $51.0 million in 1997. For additional information about the Company's retirement incentive program, see "Retirement Incentives" on page 11.

   These and other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                               1998         1997    % Change
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................   4,574        4,440       3.0%
     Business..............................   2,325        2,182       6.6
     Public................................      80           81      (1.2)
                                             ------       ------
                                              6,979        6,703       4.1
                                             ======       ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)......  13,945       12,868       8.4
                                             ======       ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                   1998       1997
--------------------------------------------------------------------------------

Local services.............................  $1,110.2   $1,071.4
Network access services....................     731.8      710.6
Long distance services.....................     320.1      337.3
Ancillary services.........................     114.9       93.5
Directory and information services.........     130.2      114.1
                                             --------   --------
Total......................................  $2,407.2   $2,326.9
                                             ========   ========

                  New England Telephone and Telegraph Company

LOCAL SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                      $38.8          3.6%
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

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first half of 1998. This growth was generated by an increase in access lines in service of 4.1% from June 30, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

   The Company also recognized higher revenues from value-added services due to higher customer demand and usage. Revenue growth was partially offset by the impact of price reductions on certain local services.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                      $21.2          3.0%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first half of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 8.4% over the same period in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. This volume-related growth was partially offset by net price reductions mandated by federal and state price cap plans.

   Effective July 1, 1998, the Company implemented price decreases of approximately $49 million on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

                  New England Telephone and Telegraph Company

LONG DISTANCE SERVICES REVENUES

   1998 - 1997                          (Decrease)
--------------------------------------------------------------------------------
   Six Months                     $(17.2)        (5.1)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

   Long distance services revenues declined in the first half of 1998 primarily as a result of price reductions for long distance services implemented as part of the Company's response to competition. Competition for intraLATA toll services increased due to the introduction of presubscription in several of the Company's jurisdictions during the second half of 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers.

   These decreases were partially offset by the recognition of revenues received from other local exchange carriers for intraLATA toll services provided to their customers by the Company, beginning in 1998. These revenues had previously been recorded net of charges paid to the local exchange carriers.


ANCILLARY SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                      $21.4          22.9%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of software to nonaffiliates, usage of separately priced (unbundled) components of its network and voice messaging services.

   Ancillary services revenues increased in the first six months of 1998 due to a combination of higher revenues received from local exchange carriers for usage of unbundled components of the Company's network, revenue growth from increased market penetration for voice messaging services, principally Home Voice Mail, and sales of software to nonaffiliates. Increased demand by long distance carriers and affiliates for billing and collection services also contributed to the growth in ancillary services revenues.


DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                      $16.1          14.1%
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

   The increase in directory and information services revenues in the first six months of 1998 was principally due to increased payments from Yellow Pages. Yellow Pages' earnings related to publishing directories were positively impacted by lower retirement incentive costs and a reduction in other operating expenses, resulting in the increase in payments to the Company.

                  New England Telephone and Telegraph Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Month Period Ended June 30                            1998        1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes.....     $  711.7    $  598.1
Depreciation and amortization....................        459.7       441.1
Taxes other than income..........................         71.3        72.3
Other operating expenses.........................        645.6       669.1
                                                      --------    --------
Total............................................     $1,888.3    $1,780.6
                                                      ========    ========

EMPLOYEE COSTS

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                 $113.6          19.0%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Telesector Resources, who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs increased in the first six months of 1998 primarily as a result of additional costs incurred in connection with the Company's retirement incentive program. (For a further discussion of retirement incentives, see below). The rise in employee costs was also attributable to higher overtime pay due to the unusually severe winter storms in the first quarter of 1998 and annual salary and wage increases for management and associate employees.

   These increases were offset, in part, by the effect of lower work force levels and by lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns, lower than expected medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, all NYNEX Corporation (NYNEX) management employees, including management employees of the Company, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

   Associate employee wages and pension and other benefits are determined under contracts with unions representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 20 percent. In addition, certain union-represented employees will receive a $500 cash payment in September 1998 and an additional $400 cash payment in August 1999, and employees in certain bargaining units will receive lump sum payments of $700 each in 2000 and 2001 if customer care performance standards are achieved. The new contract also includes revised terms of the retirement incentive program, other benefit improvements and certain employment security provisions.

   On August 12, 1998, the Company concluded a tentative agreement on a new 2-year contract with the International Brotherhood of Electrical Workers (IBEW). The IBEW contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. The contract also includes cash payments, improved pension and other benefits and certain employment security provisions.

   The labor agreements with the CWA and IBEW are subject to ratification by the union membership, which is expected within the next 30 days.

   Retirement Incentives

   The Company had previously disclosed that it expected the total number of employees who would elect to leave under the program through August 1998 would be in the range of 7,000 to 7,400 employees. The total number of employees includes the Company's allocated portion of employees of Telesector Resources.

                  New England Telephone and Telegraph Company

   In the first half of 1998, the Company recognized a pre-tax charge of approximately $246 million as a result of 1,720 associate employees electing to leave the Company under the retirement incentive program. Since the inception of the retirement incentive program in 1993, the Company has incurred additional costs totaling approximately $923 million (pre-tax) as of June 30, 1998. As of the first half 1998, the number of employees who have left the business under the retirement incentive program totaled 9,102, consisting of 3,145 management and 5,957 associate employees.

   The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees, which was scheduled to end on August 8, 1998, was revised under the terms of the tentative agreements described above. Under the revised retirement incentive program, eligible associate employees are being offered an opportunity to elect, during a 30-day period in August-September 1998, to retire on one of several alternate dates in the last four months 1998 and calendar year 1999. The election to retire under the program will be irrevocable, except in the event of extraordinary personal circumstances. After the end of the election period, Bell Atlantic will tabulate the acceptances and announce the additional costs to be incurred as a charge later this year. The number of applicants, and the resulting additional cost for the revised incentive program cannot be confidently estimated in advance, particularly because the tentative agreements provide for improvements to the terms of the ongoing pension plan which could incent employees to defer retirement and continue their employment beyond the year 1999. Specifically, a 15 percent pension formula increase applies to retirements after July 1, 2000, and, any of the eligible associates who remain employed through at least January 1, 2001, will be entitled to select either the same pension that they would have received under the revised retirement incentive program, or their pension under the ongoing plan.


DEPRECIATION AND AMORTIZATION

   1998 - 1997                           Increase
--------------------------------------------------------------------------------
   Six Months                      $18.6          4.2%
--------------------------------------------------------------------------------


   Depreciation and amortization expense increased in the first six months of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant. This expense increase was partially offset by the effect of lower rates of depreciation and amortization.


TAXES OTHER THAN INCOME

   1998 - 1997                          (Decrease)
--------------------------------------------------------------------------------
   Six Months                      $(1.0)        (1.4)%
--------------------------------------------------------------------------------

   Taxes other than income consist of taxes for gross receipts, property, capital stock and business licenses.

   The decrease in taxes other than income was primarily due to lower gross receipts taxes resulting from a reduction in the tax rate, lower estimates for property taxes and the impact of the elimination of the federal superfund tax in 1997. These decreases were substantially offset by the settlement of a sales and use tax audit in Massachusetts in February 1998.


OTHER OPERATING EXPENSES

   1998 - 1997                          (Decrease)
--------------------------------------------------------------------------------
   Six Months                     $(23.5)        (3.5)%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses was largely attributable to lower centralized services expenses allocated from Telesector Resources and lower network software purchases. The decline in centralized services expenses was due, in part, to a reduction in Telesector Resources' allocated portion of retirement incentive costs. The decline in centralized services expenses was partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX. These decreases were partially offset by higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers and by the Company's contribution to the federal universal service fund, as described earlier.

                  New England Telephone and Telegraph Company

OTHER INCOME, NET

   1998 - 1997                          (Decrease)
--------------------------------------------------------------------------------
   Six Months                      $(4.9)        (30.8)%
--------------------------------------------------------------------------------

   The decrease in other income, net, was attributable to the effect of a gain recognized on the disposition of certain property in May 1997. This decrease was offset, in part, by additional interest income resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits and from a note receivable with an affiliate. An increase in the income recognized from Telesector Resources under the equity method also offset the decrease in other income, net.

INTEREST EXPENSE

   1998-1997                             Increase
--------------------------------------------------------------------------------
   Six Months                      $12.7          18.2%
--------------------------------------------------------------------------------

   The increase in interest expense in the first six months of 1998 was primarily due to the recognition of interest expense in connection with the settlement of tax-related matters. Higher levels of average advances from NYNEX also generated additional interest cost in the first six months of 1998.


EFFECTIVE INCOME TAX

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                                  38.2%
--------------------------------------------------------------------------------
   1997                                  38.8%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was lower in the first six months of 1998 principally due to higher tax credits recorded in 1998.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both June 30, 1998 and 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   At June 30, 1998, the Company had $500.0 million of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $325.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 54.8% as of June 30, 1998, compared to 49.5% as of June 30, 1997 and 51.5% as of December 31, 1997.

   On June 23, 1998, the Company declared a dividend in the amount of $164.4 million. The dividend was paid to NYNEX on August 3, 1998.

                  New England Telephone and Telegraph Company

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                  New England Telephone and Telegraph Company

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



Date: August 13, 1998               By  /s/ Edwin F. Hall
                                       ------------------------
                                            Edwin F. Hall
                                            Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.