Form 10-K405
period 1998-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1999-03-30
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    FORM 10-K

                    -----------------------------------------


(Mark one)
    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

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


                      185 Franklin Street, Boston, MA 02110


                         Telephone Number (617) 743-9800


 Former address, if changed since last report: 125 High Street, Boston, MA 02110

                          ---------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                   New England Telephone and Telegraph Company

                                   SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
                Title of each class                        on which registered
--------------------------------------------------         -------------------

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

Seven year 5 3/4% Notes, due May 1, 2000                              "

Ten year 8 5/8% Notes, due August 1, 2001                             "

Ten year 6 1/4% Notes, due March 15, 2003                             "

Fifteen year 6.30% Notes, due December 16, 2012                       "

                   New England Telephone and Telegraph Company


                                TABLE OF CONTENTS

Item No.                                                                   Page
--------                                                                   ----
                                  PART I

  1.  Business
      (Abbreviated pursuant to General Instruction I(2).) .................   1
  2.  Properties ..........................................................   6
  3.  Legal Proceedings ...................................................   6
  4.  Submission of Matters to a Vote of Security Holders
      (Omitted pursuant to General Instruction I(2).) .....................   6


                                PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
        Matters ...........................................................   7
  6.  Selected Financial Data
      (Omitted pursuant to General Instruction I(2).) .....................   7
  7.  Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction I(2).) .................   8
 7A.  Quantitative and Qualitative Disclosures About Market Risk ..........  19
  8.  Financial Statements and Supplementary Data .........................  20
  9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ..............................................  20


                                PART III

      (Omitted pursuant to General Instruction I(2).):
 10.  Directors and Executive Officers of the Registrant ..................  20
 11.  Executive Compensation ..............................................  20
 12.  Security Ownership of Certain Beneficial Owners and Management ......  20
 13.  Certain Relationships and Related Transactions ......................  20


                                PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....  20



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 29, 1999.

                   New England Telephone and Telegraph Company

                                     PART I

Item 1. Business

                                     GENERAL

     New England Telephone and Telegraph Company is incorporated under the laws of the State of New York. Our principal offices are located at 185 Franklin Street, Boston, Massachusetts 02110 (telephone number 617-743-9800). We are a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

     We presently serve a territory consisting of six Local Access and Transport Areas (LATAs) in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which we have been permitted by the "Modification of Final Judgment" (MFJ) to provide telephone service.

     We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange (dial-tone), local private line and public telephone services (including dial-tone service for pay telephones owned by us and by other pay telephone providers). Among other local services provided are Centrex (central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA.


                        PROPOSED BELL ATLANTIC-GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger. We will continue to be a wholly owned indirect subsidiary of Bell Atlantic.

     The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.


                                   OPERATIONS

     We are one of nine operating telephone companies owned by Bell Atlantic. Bell Atlantic has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. Each of the operating telephone subsidiaries, including us, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. We have one reportable segment, which comprises four strategic business units.

     The Consumer unit markets communications services to residential customers, as well as operator services.

     The General Business unit markets communications and information services to small and medium-sized businesses as well as pay telephone services.

                   New England Telephone and Telegraph Company


     The Enterprise Business unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

     The Network Services unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (the 1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under certain conditions.

     The 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier), once we have demonstrated to the Federal Communications Commission
(FCC) that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

     A U.S. Court of Appeals rejected a constitutional challenge to these provisions, and the Supreme Court recently declined to review that decision. During the period that the case was pending, we continued to work through the regulatory process at both the state and federal levels in order to be in a position to demonstrate compliance with the challenged provisions.

     The U. S. Supreme Court recently reversed a U.S. Court of Appeals decision that had invalidated certain aspects of the FCC rules implementing provisions of the 1996 Act. In particular, the Supreme Court reinstated the FCC's authority to adopt rules governing the methodology to be used by state commissions in setting prices for local interconnection and resale arrangements, and reinstated rules that allow competitors to choose individual terms out of negotiated interconnection agreements and that prohibit incumbent local telephone companies from separating network elements that already are combined in the incumbent's own network.

     The U. S. Supreme Court also decided that the FCC had applied the wrong standard in determining what elements of their networks incumbent local telephone companies are obligated to make available to competitors on an unbundled basis. Among other things, the FCC failed to account for the fact that some elements are available from other sources. As a result of the decision, the FCC must conduct a new proceeding to apply the correct standard. Pending that proceeding, we have informally agreed to continue offering the FCC's previously specified list of unbundled elements. In addition, a challenge to the substantive merits of the FCC's pricing rules remains pending in the U.S. Court of Appeals.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1998, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that our non-usage-sensitive costs will be recovered from long distance carriers and end-users through

                   New England Telephone and Telegraph Company

flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established.

Price Caps

     Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (the productivity factor) and adjusted upward by an allowance for inflation (the GDP-PI). The current productivity factor is
6.5 percent. These changes will be reflected in tariff changes that will be filed to take effect on July 1, 1999.

     In October 1998, the FCC initiated a proceeding with respect to its price cap rules to determine whether a change in the current productivity factor is warranted, whether to continue its "market based" approach of allowing market forces (supplemented by its price cap rules) to determine access charge levels, and whether to afford additional pricing flexibility for access services. In addition, Bell Atlantic has petitioned the FCC to remove our special access services from price cap regulation on the grounds that customers of these services have competitive alternatives available, and a challenge to the FCC order establishing the 6.5 percent productivity factor is pending in the U.S. Court of Appeals. We are unable to predict the results of these further proceedings.

Universal Service

     The FCC has adopted rules implementing the "universal service" provision of the 1996 Act. As of January 1, 1999, the rules require us to contribute approximately 2% of our interstate retail revenues for high-cost and low-income subsidies. We are also required to contribute a portion of our total retail revenues for schools, libraries and not-for-profit health care. We will recover these contributions through interstate charges to long distance carriers and end-users.

     A new federal high-cost universal service support mechanism for non-rural carriers and an increase in the funding level for schools and libraries are expected to become effective in 1999. The FCC currently is considering, in conjunction with a recommendation from a joint board of federal and state regulators, a number of issues that could affect the size of the universal service fund for high cost areas and the amount of universal service costs that are assessed against us for recovery.

Reciprocal Compensation

     We have been required by certain of our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including a large volume of one-way traffic from our customers to internet service providers that are their customers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. Because the previous state regulatory decisions were based upon a view that internet access calls are "local" rather than interstate and interexchange in nature, we have asked our Massachusetts regulators to revisit their prior interpretations.

State Regulation of Rates and Services

     The state regulatory commissions of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont regulate our communications services with respect to intrastate rates and services and certain other matters.

Maine

     In 1995, the Maine Public Utilities Commission (MPUC) approved a five-year price cap plan for us, with the provision for a five-year extension after review by the MPUC. Overall average prices and specific rate elements for most services are limited by a price cap formula of inflation minus a productivity factor plus or minus certain exogenous cost changes. There is no restriction on our earnings. The MPUC also established a service quality index with penalties in the form of customer rebates to apply if service quality categories are missed.

                   New England Telephone and Telegraph Company


Massachusetts

     In 1995, the Massachusetts Department of Public Utilities (MDPU) approved a price regulation plan for us through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit our ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. In addition, our service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

New Hampshire

     Our operations are subject to rate of return regulation.

Rhode Island

     In 1996, the Rhode Island Public Utilities Commission (RIPUC) approved an incentive regulation plan for us. The plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. Other features of the plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999.

Vermont

     Our operations are subject to rate of return regulation, but an incentive plan has been filed with the Vermont Public Service Board which would eliminate regulation of our earnings.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

     State regulatory commissions have historically regulated the ability to offer local exchange services. Applications from competitors to provide and resell local exchange services have been approved in every jurisdiction in which we operate.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including us, to permit potential competitors (competitive local exchange carriers, or CLECs) to

     .    purchase service from the ILEC for resale to CLEC customers
     .    purchase unbundled network elements from the ILEC, and/or
     .    interconnect the CLEC network with the ILEC's network.

     The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

                   New England Telephone and Telegraph Company

     Our negotiations with various CLECs, and arbitrations before our various state regulators, have continued. As of January 31, 1999, we had entered into 249 agreements with CLECs of which 216 had been approved by the state regulators.

     We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange market in 1999 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts ranging from approximately 17% to 29% from the prices we charge our retail customers.

IntraLATA Toll Services

     IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services.

     Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changes this dialing method and enables customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in Maine, New Hampshire, Rhode Island and Vermont by December 1997. We expect to offer presubscription in Massachusetts in April 1999.

Alternative Access

     A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

     We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer virtual collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

     Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services

     Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end users. Wireless portable telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services

     We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

     Alternative operator services providers have entered into competition with our operator services product line.


                                    EMPLOYEES

     As of December 31, 1998, we had approximately 18,000 employees.

                   New England Telephone and Telegraph Company


Item 2. Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                               1998     1997
                                                              -----    -----

     Outside communications plant .........................     44%       44%
     Central office equipment .............................     42        41
     Land and buildings ...................................      7         7
     Furniture, vehicles and other work equipment .........      5         6
     Other ................................................      2         2
                                                               ---       ---
                                                               100%      100%
                                                               ===       ===

     "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

     Our customers are served by electronic switching systems that provide a wide variety of services. As of December 31, 1998, our network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $1,032 million in 1998, $957 million in 1997 and $906 million in 1996. Capital expenditures exclude additions under capital leases. Our total investment in plant, property and equipment was approximately $14.1 billion at December 31, 1998, $13.4 billion at December 31, 1997 and $12.7 billion at December 31, 1996, including the effect of retirements, but before deducting accumulated depreciation.


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

     The communications services we provide are subject to regulation by the state regulatory commissions of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plans, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

     We reported net income of $633.7 million in 1998, compared to net income of $555.9 million in 1997.

     Our results for 1998 and 1997 were affected by the following special items. The special charges in both years include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources).

     The following table shows how special items are reflected in our statements of income for each year:


Years ended December 31                             1998                 1997
--------------------------------------------------------------------------------
                                                      (Dollars in Millions)

Operating Revenues
    Regulatory contingencies ....................   $  ---               $ 32.0
                                                    ------               ------

Employee Costs
    Retirement incentive costs ..................   $272.0               $148.0
    Merger direct incremental costs .............      ---                  1.0
    Merger severance costs ......................      ---                 32.0
    Merger transition costs .....................      1.0                  ---

Depreciation and Amortization
    Fixed asset-related .........................      ---                  6.0

Other Operating Expenses
    Merger transition costs .....................      7.0                  3.0
    Legal contingencies
         and other special items ................      ---                 17.0
    Allocated retirement incentive costs ........     23.0                 54.0
    Allocated merger direct incremental,
        severance and transition costs ..........     27.0                 35.0
    Allocated other special items ...............      ---                  5.0
                                                    ------               ------
                                                    $330.0               $301.0
                                                    ------               ------

     What follows is a further explanation of the nature and timing of these special items.

Merger-Related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax costs totaling $35 million in 1998 and $71 million in 1997.

     In 1998, merger-related charges of $35 million were for transition and integration costs. In 1997, merger-related charges consisted of $14 million for transition and integration costs, $6 million for direct incremental costs and $51 million for employee severance costs.

                  New England Telephone and Telegraph Company

     Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred. Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997 and 1998, 26 and 95 management employees were separated with severance benefits.

Retirement Incentive Costs

     In 1993, we recorded costs totaling $440.6 million (pre-tax) for severance and postretirement medical benefits in connection with an involuntary force reduction plan. Beginning in 1994, retirement incentives have been offered under a voluntary program as a means of implementing substantially all of the work force reductions planned in 1993.

     Since the inception of the plan, we have recorded additional costs of $971.8 million (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:


           (Dollars in Millions)
           --------------------------------------------------------------
                         Year            Amount           Employees
                         1994                 $168.1               2,241
                         1995                  174.5               1,862
                         1996                  132.2               1,582
                         1997                  202.0               1,697
                         1998                  295.0               2,008
                                   --------------------------------------
                                              $971.8               9,390
                                   ======================================

     The additional costs are comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs have been reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The remaining severance and postretirement medical reserve balances totaled $12.4 million at December 31, 1997 and were fully utilized at December 31, 1998. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998. You can find additional information on retirement incentive costs in Note 10 to the financial statements.

Other Charges and Special Items

     During 1997, we recorded other charges and special items totaling approximately $60 million in connection with consolidating operations and combining organizations and for special items arising during the year. These charges were comprised of the following significant items.

Regulatory and Legal Contingencies and Other Special Items
     In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling approximately $60 million (pre-tax), which consisted of the following:

     . Revenue reductions consisted of approximately $32 million for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.

     . Charges to operating expenses totaled approximately $28 million, including $1 million for a legal contingency. This contingency was accounted for under the rules of SFAS No. 5 "Accounting for Contingencies." These charges also included approximately $6 million for special items related to fixed assets and $21 million for other post-merger initiatives.

                   New England Telephone and Telegraph Company

     These and other items affecting the comparison of our results of operations for the years ended December 31, 1998 and 1997 are discussed in the following sections.

Segmental Results of Operations

     We have one reportable segment, which provides domestic wireline telecommunications services. You may find additional information about segment reporting in Note 15 to the financial statements.


OPERATING REVENUE STATISTICS
----------------------------


                                                      1998      1997   % Change
-------------------------------------------------------------------------------

At Year-End
-----------
  Access Lines in Service (in thousands)*
    Residence ...................................    4,611     4,498     2.5%
    Business ....................................    2,452     2,249     9.0
    Public ......................................       80        80     ---
                                                    ------    ------
                                                     7,143     6,827     4.6
                                                    ======    ======

For the Year
------------
  Access Minutes of Use (in millions)............   28,467    26,408     7.8
                                                    ======    ======

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels and other changes to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Millions)

For the Years Ended December 31                       1998      1997
--------------------------------------------------------------------------------

Local services ..............................     $2,261.0  $2,164.3
Network access services .....................      1,448.5   1,362.4
Long distance services ......................        630.4     657.1
Ancillary services...........................        245.5     201.0
Directory and information services ..........        219.1     180.9
                                                  --------  --------
Total .......................................     $4,804.5  $4,565.7
                                                  ========  ========


LOCAL SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $96.7             4.5%
--------------------------------------------------------------------------------


     Local services revenues are earned by us from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

     Growth in local services revenues in 1998 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 4.6% in 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

                   New England Telephone and Telegraph Company

     Our local services revenues were also boosted by increased customer demand and usage of our value-added services and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997. These revenue increases were partially offset by price reductions on certain local services.


NETWORK ACCESS SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $86.1             6.3%
--------------------------------------------------------------------------------

     Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and resellers who purchase retail dial-tone services.

     Our network access services revenue growth in 1998 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.8% in 1998. Volume growth also reflects continuing expansion of the business market, particularly for high-capacity services. In 1998, we saw an increasing demand for special access services as a result of greater utilization of our network by Internet service providers and other high-capacity users. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1998. Volume-related growth was partially offset by net price reductions mandated by federal and state price cap plans.

     The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year, under the rules of the Price Cap Plan. We implemented price decreases for interstate access services of approximately $77 million on an annual basis for the period July 1997 through June 1998.

     In July 1998, we implemented price decreases of approximately $51 million on an annual basis. The rates include amounts necessary to recover our contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. In January 1999, rates were further reduced by approximately $18 million on an annual basis to reflect lower required contributions to the FCC's universal service fund. The rates included in the July 1998 and January 1999 filings will be in effect through June 1999.

     Revenue growth in 1998 also reflects the effect of special charges recorded in 1997 for contingencies associated with regulatory matters.


LONG DISTANCE SERVICES REVENUES

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                        $(26.7)               (4.1)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

     Long distance services revenues declined in 1998 primarily as a result of price reductions for certain long distance services. The introduction of presubscription in several of our jurisdictions during the second half of 1997 also contributed to the decline in long distance services revenues. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services

                   New England Telephone and Telegraph Company

revenues for usage of our network by these alternative providers. Long distance revenues were also lower as a result of our implementation of customer win-back and retention initiatives that included toll calling discount packages and product bundling offers.

     These decreases were partially offset by the recognition of revenues received from other local exchange carriers for intraLATA toll services we provided to their customers, beginning in 1998. These revenues had previously been recorded net of charges paid to the local exchange carriers. Higher calling volumes generated by an increase in access lines in service also offset the decreases in long distance services revenues.


ANCILLARY SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $44.5            22.1%
--------------------------------------------------------------------------------

     Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, usage of separately priced (unbundled) components of our network, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of software to nonaffiliates.

     Ancillary services revenues increased in 1998 due to a combination of increased demand by long distance carriers and affiliates for billing and collection services, higher revenues received from local exchange carriers for usage of unbundled components of our network and sales of software to nonaffiliates. Revenue growth from increased demand for voice messaging services and higher residential customer late payment charges also contributed to the growth in ancillary services revenues.


DIRECTORY AND INFORMATION SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $38.2            21.1%
--------------------------------------------------------------------------------

     Directory and information services revenues consist of payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return. We also earn fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. Other directory and information services revenues include fees for nonpublication of telephone numbers and multiple white page listings.

     The increase in directory and information services revenues in 1998 was principally due to increased payments from Yellow Pages. Yellow Pages' earnings related to publishing directories were higher in 1998 due to lower retirement incentive costs and a reduction in other operating expenses. See "Other Matters" for a discussion of the termination of our agreement with Yellow Pages.

                   New England Telephone and Telegraph Company


OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Years Ended December 31                            1998         1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes ......      $1,209.7     $1,121.6
Depreciation and amortization .....................         935.9        905.9
Other operating expenses ..........................       1,510.8      1,526.8
                                                        ---------    ---------
Total .............................................      $3,656.4     $3,554.3
                                                         ========     ========


EMPLOYEE COSTS

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $88.1             7.9%
--------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Telesector Resources, Bell Atlantic Network Services, Inc. (NSI) and NYNEX, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

     Employee costs increased in 1998 primarily as a result of higher retirement incentive costs, as described earlier, as well as additional costs associated with the settlement of labor contracts. The rise in employee costs was also attributable to higher overtime pay due to unusually severe storms in the first half of 1998 and annual salary and wage increases for management and associate employees. In 1998, we executed new contracts with the unions representing associate employees. The new contracts provide for wage and pension increases and other benefit improvements as described below under labor contract settlements.

     These increases were partially offset by the effect of severance and direct incremental merger-related costs recorded in the third quarter of 1997, as described earlier. The increases in employee costs were further offset by the effect of lower work force levels and by lower pension and benefit costs. A number of factors contributed to the reduction in pension and benefit costs, including favorable pension plan investment returns, lower than expected retiree medical claims and plan amendments including the conversion of a pension plan to a cash balance plan. Effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees. As a result, all former NYNEX management employees, including our management employees, receive the same benefit levels as previously given under Bell Atlantic management benefit plans. This change included the conversion of the NYNEX management pension plan to a cash balance plan.

     Labor Contract Settlements

     The wages, pension and other benefits for our associate employees are negotiated with unions. During 1998, we entered into new 2-year contracts with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). These contracts, which expire in August 2000, provide for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Over the course of this two-year contract period, pensions will increase by 20 percent. The contracts also include cash payments, working condition improvements, and continuation of certain employment security provisions.

                   New England Telephone and Telegraph Company

DEPRECIATION AND AMORTIZATION

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $30.0             3.3%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. This expense increase was partially offset by the effect of lower rates of depreciation and amortization. The effect of the recording of charges for special items related to fixed assets in the third quarter of 1997, as described earlier, also offset the increase in expense.


OTHER OPERATING EXPENSES
                                              (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                        $(16.0)            (1.0)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was largely attributable to lower combined centralized services expenses allocated from Telesector Resources, NYNEX and NSI. The decline in centralized services expenses was primarily due to a reduction in costs for the performance of certain centralized services and a reduction in the allocated portion of retirement incentive costs. Partially offsetting this decline were additional Year 2000 readiness costs and higher transition and integration costs in connection with the merger of Bell Atlantic and NYNEX.

     Other operating expenses were further reduced by the effect of merger-related costs and other special items recorded in the third quarter of 1997, as described earlier. Other items contributing to the decrease in other operating expenses, but to a lesser extent, were lower network software purchases and contract services. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997.

     These decreases were substantially offset by higher interconnection (reciprocal compensation) payments to competitive local exchange and other carriers to terminate calls on their networks. For more information on reciprocal compensation, see Item 1 -"Description of Business, Operations - FCC Regulation and Interstate Rates - Reciprocal Compensation." The recognition of additional costs in 1998 as a result of our contribution to the federal universal service fund, as described earlier, also offset the decreases in other operating expenses, but to a lesser extent.


OTHER INCOME, NET

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                           $7.7            30.1%
--------------------------------------------------------------------------------

     The increase in other income, net, was attributable to the resolution of a regulatory matter related to the sale of Bellcore, an increase in interest income from a note receivable with an affiliate and additional interest income resulting from the purchase of short-term investments in December 1997 to pre-fund a trust for the payment of certain employee benefits. These increases were partially offset by the effect of a gain recognized on the disposition of certain property in May 1997 and by lower income from Telesector Resources recognized under the equity method of accounting primarily resulting from an after-tax gain recognized on the sale of Bellcore in 1997.

                   New England Telephone and Telegraph Company

INTEREST EXPENSE

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                          $14.8            10.7%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     The increase in interest expense in 1998 was primarily due to the recognition of interest expense in connection with the settlement of tax-related matters. Higher levels of average advances from affiliates also generated additional interest cost in 1998. These increases were partially offset by lower costs resulting from a reduction in long-term debt.

     See Note 6 to the financial statements for additional information about our debt.


EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1998                                          38.3%
--------------------------------------------------------------------------------
   1997                                          38.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher principally due the effect of non-recurring state income tax benefits in 1997 offset by the effect of non-recurring federal income tax benefits in 1998.

     A reconciliation of the statutory federal income tax rate to our effective income tax rate for each period is provided in Note 11 to the financial statements.


FINANCIAL CONDITION
-------------------

     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at December 31, 1998, our sources of funds, primarily from operations and to the extent necessary from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility.

     We obtain our short-term financing through advances from NYNEX and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of December 31, 1998, we had $432.9 million available under our line of credit with BANFC, and $67.1 million in borrowings outstanding. We also had $305.4 million outstanding with NYNEX at December 31, 1998. In addition, we had $325.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

     Our debt ratio was 54.2% at December 31, 1998, compared to 51.5% at December 31, 1997.

     On February 1, 1999, we paid a dividend in the amount of $164.4 million to NYNEX.

                   New England Telephone and Telegraph Company


OTHER MATTERS
-------------

Year "2000" Update

     Bell Atlantic has a comprehensive program to evaluate and address the impact of the Year 2000 date transition on its subsidiaries' operations, including our operations. This program includes steps to:

     . inventory and assess for Year 2000 compliance our equipment, software and systems;
     . determine whether to remediate, replace or retire noncompliant items, and establish a plan to accomplish these steps;
     .    remediate, replace or retire the items;
     .    test the items, where required; and
     . provide management with reporting and issues management to support a seamless transition to the Year 2000.

State of Readiness

     For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. At this time, Bell Atlantic has virtually completed the inventory, assessment and detailed planning phases for these projects. Remediation/replacement/retirement and testing activities are well underway. Bell Atlantic plans to fix, replace or retire those items that were not Year 2000 compliant and that require action to avoid service impact. Bell Atlantic's goal for these operations is to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. Bell Atlantic is on schedule to achieve this goal for substantially all of its network and other mission critical systems. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

 .   Network Elements

     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, it determined that certain network elements, originally represented as having no Year 2000-related service impact, in fact were likely to cause service issues unless remediated. As a result, Bell Atlantic had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of February 1999, Bell Atlantic had repaired or replaced approximately 50% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. Bell Atlantic also has made substantial progress on the remaining network elements. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or its operations.

 .   Application and Support Systems

     Bell Atlantic has approximately 1,200 applications and systems that support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application systems as either compliant or to be retired. As of February 1999, Bell Atlantic successfully completed certification testing/evaluation of approximately 70% of all application systems. Bell Atlantic also has made substantial progress on the remaining application systems. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small number of applications and support systems may extend into July or August, without any impact on customer service or its operations.

 .   Information Technology Infrastructure

     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, and related network components and software products that comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed

                   New England Telephone and Telegraph Company

     approximately 73% as compliant or to be retired. As of February 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 90% of all element types. Bell Atlantic has made substantial progress on the remaining items and is on track to achieve its June 30, 1999 goal.

     Bell Atlantic's Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within its buildings and other facilities, a project to assure Year 2000 compliance across all of its internal business processes, and other specific projects directed towards insuring it meets its Year 2000 objectives.

     Third Party Issues

     .    Vendors

          In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In some cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to Bell Atlantic testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, Bell Atlantic does not anticipate that such delays will have a material impact on its ability to achieve Year 2000 compliance within its desired timeframes.

          Bell Atlantic is continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such services providers have yielded less meaningful information than inquiries to its product vendors, and Bell Atlantic does not yet have sufficient information to determine whether key utilities and similar service providers will successfully complete the Year 2000 transition. However, Bell Atlantic is now beginning to engage in more productive discussions with large utilities servicing its facilities and it is hopeful that these discussions will provide additional assurance of Year 2000 compliance for those entities. At the present time, Bell Atlantic remains unable to determine the Year 2000 readiness of most key utilities and similar service providers or the likelihood that those providers will successfully complete the Year 2000 transition. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

     .    Customers

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

     .    Interconnecting Carriers

          Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service.

Costs

     From the inception of Bell Atlantic's Year 2000 project through December 31, 1998, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $122 million ($97 million of which was incurred in 1998), and it has made capital expenditures of approximately $80 million (all of which was made in 1998).

                   New England Telephone and Telegraph Company

     For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $100 million to $200 million and total capital expenditures of $125 million to $175 million.

     Bell Atlantic has investments in various joint ventures and other interests. At this time, Bell Atlantic does not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to its results of operations.

Risks

     The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of any material interruptions or failures of its service resulting from actual or perceived Year 2000 problems within or beyond our control, it could be subject to third party claims.

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

     Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic anticipates that an initial draft of its corporate contingency plan will be ready by the end of the first quarter of 1999.


--------------------------------------------------------------------------------
Termination of Agreement with Yellow Pages

     Operating revenues include payments from Yellow Pages for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return. We also earn fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. These revenues, which are all earned under an agreement with Yellow Pages, ended effective January 1, 1999 for all states except Maine. Yellow Pages has given us notice of its intention to terminate the entire agreement, including the payments related to Maine, effective December 31, 1999. Payments received under this agreement related to all states except Maine totaled $170.0 million in 1998, $136.2 million in 1997 and $176.5 million in 1996. As a result, past operating results are no longer indicative of future operating results. We will continue to recognize revenues from nonpublication of telephone numbers and multiple white page listings, as well as revenues from Yellow Pages related to the directory business in Maine.

                   New England Telephone and Telegraph Company

Recent Accounting Pronouncements

Costs of Computer Software
     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and will be adopted effective January 1, 1999. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. We anticipate that costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.

Costs of Start-Up Activities
     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5, which will be adopted effective January 1, 1999, requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. The adoption of SOP 98-5 will have no material effect on our results of operations or financial condition in 1999 because we have not historically capitalized start-up activities.

Derivatives and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in the normal course of our business. We employ risk management strategies including the use of interest rate swap agreements to manage this exposure. We do not hold derivatives for trading purposes. Our objective in managing interest rate risk is to maintain a mix of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month. The interest rate swap agreements are used to convert a portion of our debt portfolio from a variable rate to a fixed rate.

     The following table summarizes the fair values of our long-term debt and interest rate derivatives as of December 31, 1998 and 1997. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                      (Dollars in Millions)
                                                            December 31,
                                                  ------------------------------
                                                    1998                 1997
                                                  ------------------------------
Fair value of long-term debt and interest rate
  derivatives                                      $2,231.5             $2,246.3
Fair value assuming a +100-basis-point shift        2,106.7              2,117.9
Fair value assuming a -100-basis-point shift        2,357.4              2,373.3

     The primary reason for the decrease in 1998 was the redemption of a $125 million debenture, offset by the effect of changes in market interest rates.

     It is our policy to enter into interest rate swap agreements only to the extent necessary to achieve the desired objectives of management in limiting our exposure to interest rate risk. We do not hedge all of our interest rate risk exposures in a manner that would completely eliminate the impact of changes in interest rates on our net income. We do not expect that our results of operations or liquidity will be materially affected by these risk management activities.

                   New England Telephone and Telegraph Company


Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on Pages F-1 through F-25.


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

          23        Consent of Independent Accountants.

          24        Powers of Attorney.

          27        Financial Data Schedule.


(b)       Reports on Form 8-K:

            There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1998.

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


                                New England Telephone and Telegraph Company


                                By /s/  Edwin F. Hall
                                   ------------------------------
                                        Edwin F. Hall
                                        Chief Financial Officer and Controller


March 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:
                                                         +++++
  Ivan G. Seidenberg             President and               +
                                 Chief Executive Officer     +
                                                             +
                                                             +
Principal Financial Officer:                                 +
                                                             +
  Edwin F. Hall                  Chief Financial Officer     +
                                 and Controller              +  By /s/ Edwin F. Hall
                                                             +    ---------------------
Directors:                                                   +         Edwin F. Hall
                                                             +         (individually and as
  Richard L. Carrion                                         +         attorney-in-fact)
  Lodewijk J.R. de Vink                                      +         March 29, 1999
  Stanley P. Goldstein                                       +
  Helene L. Kaplan                                           +
  Elizabeth T. Kennan                                        +
  John F. Maypole                                            +
  Joseph Neubauer                                            +
  Hugh B. Price                                              +
  Ivan G. Seidenberg                                         +
  Walter V. Shipley                                          +
  John R. Stafford                                           +
                                                         +++++

                  New England Telephone and Telegraph Company


        Index to Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----

Report of Independent Accountants .....................................     F-2

Statements of Income
     For the years ended December 31, 1998, 1997 and 1996 .............     F-3

Balance Sheets - December 31, 1998 and 1997............................     F-4

Statements of Shareowner's Investment
     For the years ended December 31, 1998, 1997 and 1996..............     F-6

Statements of Cash Flows
     For the years ended December 31, 1998, 1997 and 1996 .............     F-7

Notes to Financial Statements .........................................     F-8

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 1998, 1997 and 1996..............    F-25



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                   New England Telephone and Telegraph Company


                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Shareowner of New England Telephone and Telegraph
Company:



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Telephone and Telegraph Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses.





/s/ PricewaterhouseCoopers LLP




New York, New York
February 9, 1999

                   New England Telephone and Telegraph Company


                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                          1998      1997       1996
                                                       ---------  ---------  ---------
OPERATING REVENUES (including $233.9,
    $192.6, and $230.4 from affiliates) .............  $ 4,804.5  $ 4,565.7  $ 4,547.1
                                                       ---------  ---------  ---------

OPERATING EXPENSES
     Employee costs, including benefits and taxes ...    1,209.7    1,121.6    1,087.4
     Depreciation and amortization ..................      935.9      905.9      912.8
     Other (including $756.1, $857.2,
          and $763.9 to affiliates) .................    1,510.8    1,526.8    1,332.1
                                                       ---------  ---------  ---------
                                                         3,656.4    3,554.3    3,332.3
                                                       ---------  ---------  ---------

OPERATING INCOME ....................................    1,148.1    1,011.4    1,214.8

OTHER INCOME, NET (including $22.8, $19.8,
     and $9.6 from affiliates) ......................       33.3       25.6        9.6

INTEREST EXPENSE (including $10.2, $1.6,
     and $3.4 to affiliates) ........................      153.7      138.9      142.1
                                                       ---------  ---------  ---------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting
     Principle ......................................    1,027.7      898.1    1,082.3

PROVISION FOR INCOME TAXES ..........................      394.0      342.2      412.8
                                                       ---------  ---------  ---------

Income Before Cumulative Effect of Change in
     Accounting Principle ...........................      633.7      555.9      669.5

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, net of tax ...............        ---        ---       55.2
                                                       ---------  ---------  ---------

NET INCOME ..........................................  $   633.7  $   555.9  $   724.7
                                                       =========  =========  =========



                       See Notes to Financial Statements.

                   New England Telephone and Telegraph Company


                                 BALANCE SHEETS
                              (Dollars in Millions)


                                    ASSETS
                                    ------


                                                          December 31
                                                   ---------------------------
                                                      1998              1997
                                                   ----------       ----------

CURRENT ASSETS
Cash ............................................  $     11.1       $     19.3
Short-term investments ..........................       159.0            131.6
Accounts receivable:
    Trade and other, net of allowances for
        uncollectibles of $60.1 and $53.7 .......       972.9            933.4
    Affiliates ..................................       162.5            129.8
Material and supplies ...........................       117.6            113.4
Prepaid expenses ................................        35.2            130.6
Deferred income taxes ...........................         ---             26.0
Other ...........................................        70.2             67.2
                                                   ----------       ----------
                                                      1,528.5          1,551.3
                                                   ----------       ----------

PLANT, PROPERTY AND EQUIPMENT ...................    14,136.9         13,380.7
Less accumulated depreciation ...................     8,092.2          7,476.2
                                                   ----------       ----------
                                                      6,044.7          5,904.5
                                                   ----------       ----------

OTHER ASSETS ....................................       351.5            202.7
                                                   ----------       ----------

TOTAL ASSETS ....................................  $  7,924.7       $  7,658.5
                                                   ==========       ==========


                       See Notes to Financial Statements.

                   New England Telephone and Telegraph Company

                                 BALANCE SHEETS
                              (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                   ---------------------------------------

                                                             December 31
                                                      -------------------------
                                                         1998           1997
                                                      ----------     ----------

CURRENT LIABILITIES
Debt maturing within one year:
    Notes payable to affiliates ....................  $    372.5     $    246.2
    Other ..........................................       145.4          101.1
Accounts payable and accrued liabilities:
    Affiliates .....................................       822.3          572.4
    Other ..........................................       610.9          575.8
Other liabilities ..................................        46.9           19.1
                                                      ----------     ----------
                                                         1,998.0        1,514.6
                                                      ----------     ----------

LONG-TERM DEBT .....................................     1,932.1        2,077.4
                                                      ----------     ----------

EMPLOYEE BENEFIT OBLIGATIONS .......................     1,873.0        1,704.6
                                                      ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits .................        47.3           52.7
Other ..............................................         4.8           30.0
                                                      ----------     ----------
                                                            52.1           82.7
                                                      ----------     ----------
COMMITMENTS (Notes 5 and 13)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value ..........         1.0            1.0
Additional paid-in capital .........................     2,014.2        2,026.6
Reinvested earnings ................................        55.2          251.6
Accumulated other comprehensive loss ...............         (.9)           ---
                                                      ----------     ----------
                                                         2,069.5        2,279.2
                                                      ----------     ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT ......  $  7,924.7     $  7,658.5
                                                      ==========     ==========



                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

               STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                             (Dollars in Millions)

                                                                     1998        1997         1996
                                                                   ---------   ---------   ---------
COMMON STOCK
     Balance at beginning of year ..............................   $     1.0   $     1.0   $     1.0
                                                                   ---------   ---------   ---------
     Balance at end of year ....................................         1.0         1.0         1.0
                                                                   =========   =========   =========

ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year ..............................     2,026.6     2,026.6     2,026.6
     Distributions of additional paid-in capital to NYNEX ......       (12.4)        ---         ---
                                                                   ---------   ---------   ---------
     Balance at end of year ....................................     2,014.2     2,026.6     2,026.6
                                                                   =========   =========   =========

REINVESTED EARNINGS
     Balance at beginning of year ..............................       251.6       257.9          .1
     Net income ................................................       633.7       555.9       724.7
     Dividends declared ........................................      (832.7)     (562.2)     (466.9)
     Other .....................................................         2.6         ---         ---
                                                                   ---------   ---------   ---------
     Balance at end of year ....................................        55.2       251.6       257.9
                                                                   =========   =========   =========

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at beginning of year ..............................         ---         ---         ---
     Minimum pension liability adjustment ......................         (.9)        ---         ---
                                                                   ---------   ---------   ---------
     Balance at end of year ....................................         (.9)        ---         ---
                                                                   =========   =========   =========


TOTAL SHAREOWNER'S INVESTMENT ..................................    $2,069.5    $2,279.2    $2,285.5
                                                                    ========    ========    ========


COMPREHENSIVE INCOME
     Net income ................................................   $   633.7   $   555.9   $   724.7
     Minimum pension liability adjustment ......................         (.9)        ---         ---
                                                                   ---------   ---------   ---------
                                                                   $   632.8   $   555.9   $   724.7
                                                                   =========   =========   =========



                       See Notes to Financial Statements.

                   New England Telephone and Telegraph Company

                           STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars in Millions)

                                                              1998        1997       1996
                                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...............................................  $   633.7   $   555.9    $  724.7
Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization ....................      935.9       905.9       912.8
        Cumulative effect of change in accounting
            principle, net of tax ........................        ---         ---       (55.2)
        Equity income in affiliate .......................      (15.7)      (18.0)       (9.2)
        Dividends received from equity affiliate .........       21.4         8.3        10.3
        Deferred income taxes, net .......................      (42.5)       (4.4)      (47.1)
        Investment tax credits ...........................       (5.4)       (6.3)       (8.8)
        Other items, net .................................        (.6)       (4.8)       13.2
        Changes in certain assets and liabilities:
            Accounts receivable ..........................      (72.2)      (82.7)       32.7
            Material and supplies ........................       (9.4)      (13.9)      (45.8)
            Other assets .................................      (12.1)      (72.3)       (5.6)
            Accounts payable and accrued liabilities .....      161.1       109.6       (82.2)
            Employee benefit obligations .................      165.8       142.3       101.2
            Other liabilities ............................      (13.7)       (1.3)      (52.3)
                                                           ----------  ----------  ----------
Net cash provided by operating activities ................    1,746.3     1,518.3     1,488.7
                                                           ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments ......................     (198.0)     (131.6)        ---
Proceeds from sale of short-term investments .............      170.6         ---         ---
Additions to plant, property and equipment ...............   (1,031.6)     (957.2)     (905.9)
Net change in note receivable from affiliate .............        ---        39.9       (39.9)
Other, net ...............................................      (39.3)      (11.6)      (26.2)
                                                           ----------  ----------  ----------
Net cash used in investing activities ....................   (1,098.3)   (1,060.5)     (972.0)
                                                           ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings .................................        ---       181.1         ---
Principal repayments of borrowings and capital lease
  obligations ............................................     (100.5)     (175.5)        (.5)
Net change in notes payable to affiliates ................      126.3       246.2       (37.1)
Dividends paid ...........................................     (668.3)     (678.9)     (460.8)
Distributions of additional paid-in capital ..............      (12.4)        ---         ---
Net change in outstanding checks drawn
     on controlled disbursement accounts .................       (1.3)      (25.6)      (12.5)
                                                           ----------  ----------  ----------
Net cash used in financing activities ....................     (656.2)     (452.7)     (510.9)
                                                           ----------  ----------  ----------

NET CHANGE IN CASH .......................................       (8.2)        5.1         5.8

CASH, BEGINNING OF YEAR ..................................       19.3        14.2         8.4
                                                           ----------  ----------  ----------

CASH, END OF YEAR ........................................ $     11.1  $     19.3  $     14.2
                                                           ==========  ==========  ==========



                       See Notes to Financial Statements.

                   New England Telephone and Telegraph Company

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     New England Telephone and Telegraph Company is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). We presently serve a territory consisting of six Local Access and Transport Areas (LATAs) in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes voice and data transport, enhanced and custom calling features, directory assistance, private lines and public telephones. Long distance service includes message toll service within LATA boundaries and intraLATA Wide Area Toll Service/800 services. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs (interLATA service) to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance and billing and collection services.

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to Bell Atlantic, such as long distance services within its geographic region, upon completion of certain requirements of the Telecommunications Act of 1996.

     Basis of Presentation

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger, which was accounted for as a pooling of interests. The financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger (see Note 2).

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     We have a 33-1/3% ownership interest in Telesector Resources Group, Inc. (Telesector Resources) and share voting rights equally with the other owner, New York Telephone Company (New York Telephone), which is a wholly owned subsidiary of NYNEX. We use the equity method of accounting for our investment in Telesector Resources.

     Revenue Recognition

     We recognize revenues when services are rendered based on usage of our local exchange network and facilities.

     Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

                   New England Telephone and Telegraph Company

     Short-term Investments

     Our short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

     Material and Supplies

     We include in inventory new and reusable materials which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

     Plant and Depreciation

     We state plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     --------------------------------------------------------------------------
     Buildings ..........................................              20 - 60
     Central office equipment ...........................               5 - 12
     Outside communications plant .......................               8 - 55
     Furniture, vehicles and other equipment ............               5 - 15

     When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

     Computer Software Costs

     We capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

     Capitalization of Interest Costs

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

     Interest Rate Swap Agreements

     We periodically enter into interest rate swap agreements to manage our exposure to fluctuations in interest rates. Interest rate swap agreements that qualify as hedges are accounted for under the accrual method. An instrument qualifies as a hedge if it effectively modifies and/or hedges the interest rate characteristics of the underlying fixed or variable rate debt. Under the accrual method, no amounts are recognized on our balance sheets related to the principal balances. The interest differential to be paid or received, which is accrued as interest rates change, is recognized as an adjustment to Interest Expense over the life of the agreement. These interest accruals are recorded in Current Assets and Current Liabilities on our balance sheets. If we terminate this agreement, the gain or loss is recorded as an adjustment to the basis of the underlying liability and amortized over the remaining original life of the agreement. If the underlying liability matures or is extinguished and the related derivative is not terminated, that derivative would no longer qualify for accrual accounting. In this case, the derivative is accounted for at fair value, and changes in the value are recorded in income.

                   New England Telephone and Telegraph Company

     Income Taxes

     Bell Atlantic and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer. For periods prior to the Bell Atlantic - NYNEX merger, NYNEX filed its own consolidated federal income tax return.

     We use the deferral method of accounting for investment tax credits earned prior to repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

     Advertising Costs

     We expense advertising costs as they are incurred.

     Stock-Based Compensation

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     Change in Accounting Principle - Directory Publishing

     We have an agreement with Bell Atlantic Yellow Pages Company (Yellow Pages) under which Yellow Pages pays a fee to us for use of our name in soliciting directory advertising and in publishing and distributing directories. Effective January 1, 1996, Yellow Pages changed the recognition of its directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. Yellow Pages believes the point-of-publication method is preferable because it is the method generally followed by publishing companies. We recorded a one-time, noncash gain of $91.7 million ($55.2 million after-tax) as a cumulative effect of a change in accounting principle in the first quarter of 1996, representing our portion of the cumulative effect of this accounting change. The application of the point-of-publication method for the year ended 1996 did not have a material effect on operating results.

     Adoption of New Accounting Standards

     In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income" (see
Note 8), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 15) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (see Note 10). Prior year amounts have been provided or restated, as required. These standards require new disclosures only and do not impact our results of operations or financial position.

     Recent Accounting Pronouncements

     Costs of Computer Software
     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and will be adopted effective January 1, 1999. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. We anticipate that costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.

                   New England Telephone and Telegraph Company

     Costs of Start-Up Activities
     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5, which will be adopted effective January 1, 1999, requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. The adoption of SOP 98-5 will have no material effect on our results of operations or financial condition in 1999 because we have not historically capitalized start-up activities.

     Derivatives and Hedging Activities
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. We are currently evaluating the provisions of SFAS No. 133 and have not yet determined what the impact of adopting this statement will be on our future results of operations or financial condition.



2.   BELL ATLANTIC - NYNEX MERGER

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, we reduced Reinvested Earnings as of December 31, 1994 by a net $488.2 million primarily for the immediate recognition of the transition benefit obligation for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as if the merger had occurred as of the beginning of the earliest period presented. In our historical financial statements, we had amortized the transition benefit obligation over a twenty-year period. The net reduction in Reinvested Earnings also includes amounts reallocated from Additional Paid-in Capital to cover dividend payments.

Merger-Related Costs

     In the third quarter of 1997, we recorded merger-related pre-tax costs of approximately $6 million for direct incremental costs and $51 million for employee severance costs. These costs include approximately $24 million representing our allocated share of merger-related costs from Telesector Resources, an affiliate which provides centralized services on a contract basis. Costs allocated from Telesector Resources are included in Other Operating Expenses.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997 and 1998, 26 and 95 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our balance sheets as a component of Employee Benefit Obligations.

                   New England Telephone and Telegraph Company


Other Initiatives

     During 1997, we recorded other charges and special items totaling approximately $60 million in connection with consolidating operations and combining organizations and for special items arising during the year. These charges were comprised of the following significant items.

Regulatory and Legal Contingencies and Other Special Items
     In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling approximately $60 million (pre-tax). Of this amount, approximately $5 million represents our proportionate share of special items from Telesector Resources. These items consisted of the following:

     . Revenue reductions consisted of approximately $32 million for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.
     . Charges to operating expenses totaled approximately $28 million, including $1 million for legal contingencies. These contingencies were accounted for under the rules of SFAS No. 5 "Accounting for Contingencies." These charges also included approximately $6 million for special items related to fixed assets and $21 million for other post-merger initiatives.

     The following table provides a reconciliation of the liabilities associated with merger-related costs and other charges and special items at December 31, 1998 and 1997.

                                                  Charged to                             1997                                1998
                                      Beginning   Expense or                            End of                              End of
(Dollars in Millions)                   of Year    Revenue     Deductions   Adjustments  Year    Deductions   Adjustments    Year
---------------------------------------------------------------------------------------------------------------------------------
Merger-Related
    Direct incremental costs .......  $   ---        $ 1.0      $ (1.0)a      $---      $ ---      $ ---           $---      $---
    Severance obligation ...........      ---         31.9         ---         2.0       33.9        (1.5)a          4.7      37.1

Other Initiatives
    Regulatory and legal
         contingencies and other
         special items .............      ---         55.6       (11.7)b       ---       43.9       (15.1)c         (1.1)     27.7
                                      --------------------------------------------------------------------------------------------
                                      $   ---        $88.5      $(12.7)       $2.0      $77.8      $(16.6)         $ 3.6     $64.8
                                      ============================================================================================

 .    Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities.
 .    Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.
          a - primarily comprised of cash payments b - primarily comprised of asset write-offs c - comprised of refunds to customers of $8.4 million and asset write-offs of $6.7 million


3.   BELL ATLANTIC - GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

     It is expected that the merger will qualify as a pooling of interests. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.

                   New England Telephone and Telegraph Company

4.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                            December 31
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                       (Dollars in Millions)

     Land ..........................................  $     35.9    $     36.1
     Buildings .....................................       900.9         885.8
     Central office equipment ......................     5,898.8       5,462.9
     Outside communications plant ..................     6,187.4       5,939.3
     Furniture, vehicles and other work equipment...       778.8         744.8
     Other .........................................        84.4          81.6
     Construction-in-progress ......................       250.7         230.2
                                                      ----------    ----------
                                                        14,136.9      13,380.7
     Accumulated depreciation ......................    (8,092.2)     (7,476.2)
                                                      ----------    ----------
     Total .........................................  $  6,044.7    $  5,904.5
                                                      ==========    ==========


5.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense amounted to $84.1 million in 1998, $84.8 million in 1997 and $83.6 million in 1996. We incurred no initial capital lease obligations in 1998, 1997 and 1996.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                          December 31
                                                   ------------------------
                                                   1998                1997
                                                   ----                ----
                                                    (Dollars in Millions)

     Capital leases .........................      $6.0                $6.0
     Accumulated amortization................      (4.3)               (4.1)
                                                   ----                ----
     Total...................................      $1.7                $1.9
                                                   ====                ====

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1998:


     Years                                    Capital Leases   Operating Leases
     -----                                    --------------   ----------------
                                                    (Dollars in Millions)

     1999 ...................................   $   .7            $ 42.7
     2000 ...................................       .5              32.1
     2001 ...................................       .1              31.8
     2002 ...................................       --              30.6
     2003....................................       --              28.8
     Thereafter .............................       --             187.1
                                                  ----            ------
     Total minimum rental commitments .......      1.3            $353.1
                                                                  ======

     Less interest and executory costs ......       .5
                                                  ----
     Present value of minimum
          lease payments ....................       .8
     Less current installments ..............       .4
                                                  ----
     Long-term obligation at
          December 31, 1998 .................     $ .4
                                                  ====

                   New England Telephone and Telegraph Company

6.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

                                                          1998          1997
                                                         ------        ------
                                                        (Dollars in Millions)
     Note payable to affiliate (NYNEX) ...............   $305.4        $246.2
     Note payable to affiliate (BANFC) ...............     67.1           ---
     Long-term debt maturing within one year .........    145.4         101.1
                                                         ------        ------
     Total debt maturing within one year .............   $517.9        $347.3
                                                         ======        ======

     Weighted average interest rate for note payable
          outstanding at year-end ....................     4.9%          5.7%
                                                         ======        ======

     We have an agreement with NYNEX for the provision of short-term financing and cash management services. Beginning in 1998, we also have a contractual agreement with another affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including us, and invests funds in temporary investments on their behalf. At December 31, 1998, we had $432.9 million of an unused line of credit with BANFC.

     Long-Term Debt

     Long-term debt consists of debentures and notes that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

     Description                                              Interest Rate   Maturity       1998               1997
     -----------------------------------------------------------------------------------------------        ------------
                                                                                               (Dollars in Millions)
     Thirty-eight year debenture ...........................     4 5/8%        1999        $   45.0             $   45.0
     Forty year debenture ..................................     4 1/2         2002            50.0                 50.0
     Forty year debenture ..................................     4 5/8         2005            60.0                 60.0
     Thirty-nine year debenture ............................     6 1/8         2006           100.0                100.0
     Thirty-five year debenture ............................     7 3/8         2007           200.0                200.0
     Forty year debenture ..................................     6 3/8         2008           125.0                125.0
     Thirty year debenture .................................     7 7/8         2022           100.0                100.0
     Thirty year debenture .................................     6 7/8         2023           250.0                250.0
     Forty year debenture ..................................     7 7/8         2029           349.0                349.0
     Forty year debenture ..................................     9             2031           100.0                100.0
     Five year note payable ................................      5.05         1998             ---               100.0
     Seven year note payable ...............................      6.15         1999           100.0                100.0
     Seven year note payable ...............................     5 3/4         2000           100.0                100.0
     Ten year note payable .................................     8 5/8         2001           100.0                100.0
     Ten year note payable .................................     6 1/4         2003           225.0                225.0
     Fifteen year note payable .............................      6.30         2012           175.0                175.0
                                                                                           --------             --------
                                                                                            2,079.0              2,179.0
     Unamortized discount and premium, net ........................................            (2.3)                (1.8)
     Capital lease obligations - average rate 9.7% and 10.1% ......................              .8                  1.3
                                                                                           --------             --------
     Total long-term debt, including current maturities ...........................         2,077.5              2,178.5
     Less maturing within one year ................................................           145.4                101.1
                                                                                           --------             --------
     Total long-term debt .........................................................        $1,932.1             $2,077.4
                                                                                           ========             ========

     Our debentures outstanding at December 31, 1998 include $580.0 million that is callable. The call prices range from 100.94% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $175.0 million of our long-term debt, bearing interest at 6.30%, will become redeemable only on December 16, 2002, at the option of the holders. The redemption price will be 100.0% of face value plus accrued interest.

                   New England Telephone and Telegraph Company


7.   FINANCIAL INSTRUMENTS

     Interest Rate Swap Agreement

     In February 1998, an interest rate swap agreement was transferred to us by an affiliate. We use this interest rate swap agreement to adjust the interest rate profile of our debt portfolio and allow it to achieve a targeted mix of floating and fixed rate debt. This interest rate swap agreement has not significantly affected our relative proportion of variable and fixed interest expense.

     The following table provides additional information about our interest rate swap agreement. The notional amounts shown below are used to calculate interest payments to be exchanged. These amounts are not actually paid or received, nor are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or its future cash requirements.

                                                              (Dollars in Millions)
-----------------------------------------------------------------------------------------------------
                                                                              Weighted Average Rate
                                             Notional                        ------------------------
Pay Fixed:                                    Amount        Maturities       Receive             Pay
-----------------------------------------------------------------------------------------------------
At December 31,
1998....................................      $175.0          2002             6.3%              5.3%
1997....................................       ---             ---             ---               ---

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables.

     Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $496.5 million in 1998, $545.1 million in 1997 and $579.4 million in 1996.

     The counterparty to the interest rate swap agreement is a major financial institution. This financial institution has been accorded high ratings by primary rating agencies. We limit the dollar amount of contracts entered into with any one financial institution and monitor the credit ratings of these counterparties. We generally do not give or receive collateral on an interest rate swap agreement due to our credit rating and those of our counterparties. While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider the risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial condition.

     Fair Value of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:


     Financial Instrument                         Valuation Method
     ------------------------------------------------------------------------------------------------
     Notes payable to affiliates (NYNEX and       Carrying amounts
           BANFC) and short-term investments

     Debt (excluding capital leases)              Market quotes for similar
                                                  terms and maturities or future
                                                  cash flows discounted at
                                                  current rates

     Interest rate swap agreement                 Gain or loss to terminate
                                                  agreement


                                                          1998                         1997
                                                  -----------------------    ------------------------
                                                  Carrying        Fair        Carrying        Fair
                                                   Amount         Value        Amount         Value
                                                  -----------------------    ------------------------
                                                                     (Dollars in Millions)
     Debt .....................................   $2,449.2       $2,597.9      $2,423.4     $2,492.5
     Interest rate swap agreement .............        ---            6.1           ---          ---

                   New England Telephone and Telegraph Company

8.   COMPREHENSIVE INCOME

     Effective January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income. The adoption of SFAS No. 130 did not affect our statement of income, but did affect the presentation of our balance sheet. We also have included a statement of shareowner's investment as part of our basic financial statements.

     The change in other comprehensive loss, net of an income tax benefit, is as follows:


                                                                                     Years ended December 31
                                                                          1998                 1997                 1996
                                                                      -----------          ------------         ------------
                                                                                       (Dollars in Millions)
     Other comprehensive loss:
          Minimum pension liability adjustment (net of
            income tax benefit of $.6)............................    $       (.9)         $        ---         $        ---
                                                                      -----------          ------------         ------------
                                                                      $       (.9)         $        ---         $        ---
                                                                      ===========          ============         ============

     Accumulated other comprehensive loss is comprised of the following:


                                                                          December 31
                                                                          1998                 1997
                                                                      -----------          ------------
     Accumulated other comprehensive loss:
          Minimum pension liability adjustment ...................    $       (.9)         $        ---
                                                                      -----------          ------------
                                                                      $       (.9)         $        ---
                                                                      ===========          ============


9.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1996 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

                                                                   1998                   1997                 1996
                                                                ----------             ----------           ----------
                                                                                   (Dollars in Millions)
     Net income  - As reported ...............................     $633.7                 $555.9               $724.7
                 - Pro forma .................................      626.3                  546.4                717.1

     These results may not be representative of the effects on pro forma net income for future years.

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                       1998                   1997                1996
                                                                    ----------             ----------          -----------
     Dividend yield ..............................................       4.59%                  4.86%                4.66%
     Expected volatility .........................................      18.63%                 14.87%               15.30%
     Risk-free interest rate .....................................       5.55%                  6.35%                5.42%
     Expected lives (in years) ...................................          5                      5                    5

     The weighted average value of options granted was $6.47 per option during 1998, $4.30 per option during 1997 and $2.76 per option during 1996.

     The NYNEX stock options outstanding and exercisable at the date of the merger were converted to Bell Atlantic stock options using the exchange ratio of
0.768 Bell Atlantic common stock to one share of NYNEX common stock.

                   New England Telephone and Telegraph Company

10.  EMPLOYEE BENEFITS

     We participate in the Bell Atlantic benefit plans. Bell Atlantic maintains noncontributory defined benefit pension plans for substantially all management and associate employees, as well as postretirement healthcare and life insurance plans for our retirees and their dependents. Bell Atlantic also sponsors savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Bell Atlantic.

     In 1997, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees.

     The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS No. 132) in February 1998. This new standard does not change the measurement or recognition of costs for pensions or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The structure of Bell Atlantic's benefit plans does not provide for the separate determination of certain disclosures required by SFAS No. 132 for our company. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1998. What follows are our benefit costs and obligations for 1998, 1997 and 1996. The disclosures in 1997 and 1996 reflect the historic benefit plans and actuarial assumptions in effect during those years, as shown in the tables below.

Pension and Other Postretirement Benefits

     Substantive commitments for future plan amendments are reflected in the pension costs and benefit obligations. Pension and other postretirement benefits for our associate employees are subject to collective bargaining agreements. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans.

     As a result of the merger of Bell Atlantic and NYNEX, we recorded conforming adjustments for the immediate recognition of the postretirement transition benefit obligation as if the merger had occurred as of the beginning of the earliest period presented. In our historical financial statements prior to the merger, we amortized the transition obligation over a twenty-year period.

     The following table summarizes our benefit costs for 1998, 1997 and 1996.

                                                                                                           Years ended December 31,
                                                                                                              (Dollars in Millions)
                                                                 Pension                              Healthcare and Life
                                                    -------------------------------------- ----------------------------------------
                                                        1998         1997          1996          1998           1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
Net periodic (income) benefit cost                    $(87.7)       $(74.2)       $(68.4)        $74.2          $90.7        $109.1
                                                    -------------------------------------------------------------------------------

Special termination benefits                           217.6         190.0         185.0          24.8           23.6          18.5
Curtailment (gain)loss (including recognition of
   prior service cost)                                 (23.5)        (36.0)        (49.1)         59.6           45.4          49.6
Release of severance and postretirement medical
   reserves                                             (5.3)        (33.1)        (31.3)         (7.1)         (42.4)        (51.1)

                                                    -------------------------------------------------------------------------------

Retirement incentive cost, net                         188.8         120.9         104.6          77.3           26.6          17.0
                                                    -------------------------------------------------------------------------------

Total benefit cost                                     $101.1        $46.7         $36.2        $151.5         $117.3        $126.1
                                                    -------------------------------------------------------------------------------

Above table does not include costs allocated from Telesector Resources. See "Retirement Incentives" section for additional information.

                   New England Telephone and Telegraph Company

     Amounts recognized on the balance sheets consist of:

                                                                                                     At December 31,
                                                                                                  (Dollars in Millions)
                                                      Pension                                      Healthcare and Life
                                              -------------------------------- -----------------------------------------
                                                     1998                1997                1998                  1997
------------------------------------------------------------------------------------------------------------------------
   Employee benefit obligations                  $(663.1)            $(550.5)          $(1,152.7)            $(1,085.6)
   Other assets                                       1.1                 ---                 ---                   ---
   Accumulated other comprehensive loss               1.5                 ---                 ---                   ---
------------------------------------------------------------------------------------------------------------------------

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and special termination benefits.

Assumptions

     The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                       Pension                      Healthcare and Life
                                                        --------------------------------------------------------------------------
                                                               1998         1997         1996     1998          1997         1996
----------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                  7.00%        7.25%        7.75%    7.00%         7.25%        7.75%
Long-term rate of return on plan assets for the year           8.90         8.90         8.90     8.90          8.40         8.40
Rate of future increases in compensation at end of year        4.00         4.00         4.00     4.00          4.00         4.00
Medical cost trend rate at end of year                                                            6.00          6.50        10.60
   Ultimate (year 2001 for 1998 and 1997,
   year 2008 for 1996)                                                                            5.00          5.00         4.50
Dental cost trend rate at end of year                                                             3.50          3.50         3.50
   Ultimate (year 2002)                                                                           3.00          3.00         3.00
----------------------------------------------------------------------------------------------------------------------------------

Retirement Incentives

     In 1993, we announced a restructuring plan which included an accrual of approximately $440.6 million (pre-tax) for severance and postretirement medical benefits under a force reduction plan, of which $45.6 million was our allocated portion of Telesector Resources' cost for its force reduction plan. Beginning in 1994, retirement incentives have been offered as a voluntary means of implementing substantially all of the work force reductions planned in 1993.

     Since the inception of the retirement incentive program, we recorded additional costs totaling approximately $971.8 million (pre-tax) through December 31, 1998. The retirement incentive costs include amounts charged to us by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. The Company's allocated portion of Telesector Resources' costs are $23.5 million in 1998, $54.5 million in 1997, $9.5 million in 1996, $36.3 million in 1995 and $36.1 million in 1994. As of December 31, 1998, employees who have left the business under the retirement incentive program totaled 9,390, consisting of 3,145 management and 6,245 associate employees (including 1,507 management and 332 associate employees of Telesector Resources). These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year are as follows:

                                                          (Dollars in Millions)
                        Year                Amount               Employees
              -----------------------------------------------------------------
                        1994                     $168.1                  2,241
                        1995                      174.5                  1,862
                        1996                      132.2                  1,582
                        1997                      202.0                  1,697
                        1998                      295.0                  2,008
                                     ------------------------------------------
                                                 $971.8                  9,390
                                     ------------------------------------------

                   New England Telephone and Telegraph Company

     The retirement incentive costs paid for our employees are included in Employee Costs and the allocated costs from Telesector Resources are included in Other Operating Expenses on our statements of income. The accrued liability related to our employees is a component of the Employee Benefit Obligations and the accrued liability related to our allocated portion of Telesector Resources' employees is a component of Accounts payable and accrued liabilities - Affiliates recorded on our consolidated balance sheets. The additional costs are comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs have been reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998.

     The following table provides the amounts transferred from the 1993 reserve balance to pension and postretirement benefits (OPEB) liabilities:

                                                           (Dollars in Millions)
             Years             Severance              OPEB                Total
             -------------------------------------------------------------------
             1994                 $106.1             $61.3               $167.4
             1995                   38.6              34.7                 73.3
             1996                   42.5              64.9                107.4
             1997                   35.2              44.9                 80.1
             1998                    5.3               7.1                 12.4
             -------------------------------------------------------------------
                                  $227.7            $212.9               $440.6
                     -----------------------------------------------------------

The remaining severance and postretirement medical reserves balances associated with the 1993 restructuring plan were as follows at December 31, 1997 and 1998:

                                                         (Dollars in Millions)
                                         1997                    1998
             -----------------------------------------------------------------
             Beginning of year                 $92.5                    $12.4
             Utilization                       (80.1)                   (12.4)
             End of year                       $12.4                      $ 0


Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Bell Atlantic. Bell Atlantic maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former NYNEX companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 of a share of Bell Atlantic common stock to one share of NYNEX common stock. Bell Atlantic recognizes leveraged ESOP cost based on the shares allocated method for this leveraged ESOP that held shares after December 31, 1989. We recognize ESOP cost based on our matching obligation attributable to our participating employees. We recorded ESOP costs of $8.5 million in 1998, $6.4 million in 1997 and $6.6 million in 1996. In addition to the ESOP, Bell Atlantic maintains savings plans for our associate employees. Compensation expense associated with these savings plans was $19.0 million in 1998, $20.1 million in 1997 and $20.4 million in 1996.

                   New England Telephone and Telegraph Company


11.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                                                      Years Ended December 31
                                                                           -----------------------------------------------
                                                                            1998                1997                 1996
                                                                           ------              ------               ------
                                                                                         (Dollars in Millions)
     Current:
          Federal ................................................         $369.1              $301.1               $398.1
          State and local ........................................           72.8                51.8                 70.6
                                                                           ------              ------               ------
                                                                            441.9               352.9                468.7
                                                                           ------              ------               ------
     Deferred:
          Federal ................................................          (34.3)               (2.9)               (44.9)
          State and local ........................................           (8.2)               (1.5)                (2.2)
                                                                           ------              ------               ------
                                                                            (42.5)               (4.4)               (47.1)
                                                                           ------              ------               ------
                                                                            399.4               348.5                421.6
     Investment tax credits ......................................           (5.4)               (6.3)                (8.8)
                                                                           ------              ------               ------
     Total income tax expense ....................................         $394.0              $342.2               $412.8
                                                                           ======              ======               ======

     The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                       Years Ended December 31
                                                                           ---------------------------------------------
                                                                           1998                 1997                1996
                                                                           ----                ----                 ----
     Statutory federal income tax rate ...........................         35.0%               35.0%                35.0%
     Investment tax credits ......................................          (.4)                (.5)                 (.5)
     State income taxes, net of federal tax benefits .............          4.1                 3.6                  4.1
     Other, net ..................................................          (.4)                 --                  (.5)
                                                                           ----                ----                 ----
     Effective income tax rate ...................................         38.3%               38.1%                38.1%
                                                                           ====                ====                 ====

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                      December 31
                                                                            ---------------------------
                                                                              1998               1997
                                                                            -------            --------
                                                                                (Dollars in Millions)
     Deferred tax assets:
          Employee benefits ......................................          $(757.3)            $(700.5)
          Investment tax credits .................................            (19.6)              (18.5)
          Other ..................................................           (107.2)              (68.7)
                                                                            -------            --------
                                                                             (884.1)             (787.7)
                                                                            -------            --------
     Deferred tax liabilities:
          Depreciation ...........................................            748.1               638.4
          Other ..................................................             11.3                69.3
                                                                            -------            --------
                                                                              759.4               707.7
                                                                            -------            --------
     Net deferred tax (asset) ....................................          $(124.7)           $  (80.0)
                                                                            =======            ========

     Deferred tax assets include approximately $490 million at December 31, 1998 and $462 million at December 31, 1997, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                   New England Telephone and Telegraph Company


12.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                                                    December 31
                                                                         ------------------------------
                                                                            1998                1997
                                                                         ----------          ----------
                                                                                (Dollars in Millions)
     BALANCE SHEETS:
     Accounts payable and accrued liabilities:
          Accounts payable - affiliates ..........................       $    821.8           $   572.4
          Accounts payable - other ...............................            428.1               410.8
          Accrued vacation pay ...................................             91.3                88.4
          Accrued expenses .......................................             25.6                26.0
          Accrued taxes ..........................................             30.7                12.5
          Interest payable - other ...............................             35.2                38.1
          Interest payable - affiliate............................               .5                 ---
                                                                         ----------          ----------
                                                                         $  1,433.2          $  1,148.2
                                                                         ==========          ==========

     Other current liabilities:
          Advance billings and customer deposits .................       $     30.4          $     19.1
          Deferred income taxes ..................................             16.5                 ---
                                                                         ----------          ----------
                                                                         $     46.9          $     19.1
                                                                         ==========          ==========


                                                                                        Years Ended December 31
                                                                          --------------------------------------------------
                                                                             1998                 1997                1996
                                                                          ---------            ---------           ---------
                                                                                         (Dollars in Millions)
     STATEMENTS OF CASH FLOWS:
     Cash paid during the year for:
          Income taxes, net of amounts refunded ..................           $362.5              $475.8               $412.8
          Interest, net of amounts capitalized ...................            156.7               137.2                152.1

     STATEMENTS OF INCOME:
     Interest expense incurred,
          net of amounts capitalized .............................            153.7               138.9                142.1
     Capitalized interest ........................................             13.8                13.0                 12.5
     Advertising expense .........................................             24.1                31.0                 28.9

     Interest paid during the year includes $9.2 million in 1998, $1.6 million in 1997 and $3.4 million in 1996 related to short-term financing services provided by NYNEX (see Note 6).

     Advertising expense includes $23.4 million, $31.0 million and $28.9 million in 1998, 1997 and 1996 allocated to us by Telesector Resources. Advertising expense also includes $.7 million in 1998 allocated to us by Bell Atlantic Network Services, Inc.

     At December 31, 1998 and 1997, $39.2 million and $40.5 million of bank overdrafts were classified as accounts payable.


13.  COMMITMENTS AND CONTINGENCIES

     Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

                   New England Telephone and Telegraph Company


     Several federal regulatory matters may possibly require us to refund a portion of the revenues collected in the current and prior periods. As of December 31, 1998, the aggregate amount of such revenues that was estimated to be subject to possible refund was approximately $39 million, plus related interest. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.


14.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Telesector Resources, NYNEX, Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC) and various other affiliates.

     We have contractual arrangements with Telesector Resources, NSI and NYNEX for the provision of various centralized services. Telesector Resources principally provides network related services which generally benefit only the operating telephone subsidiaries, including us. These services include marketing, legal and accounting, finance, data processing, and materials management for various network operations. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on identification of detailed work functions. We were also allocated a portion of Telesector Resources retirement incentive program costs (see Note 10).

     NSI services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Bell Atlantic's operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Bell Atlantic. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

     NYNEX principally provided overhead and support services which generally benefit the operating telephone companies as well as other subsidiaries. These services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on work studies performed to identify on whose behalf services are being performed. The costs of certain functions which are performed on behalf of all subsidiaries are allocated to those subsidiaries based on their relative size. On January 1, 1999, all NYNEX employees and their associated functions were transferred to NSI, Telesector Resources and Bell Atlantic.

     We receive technical and support services from Bell Communications Research, Inc. (Bellcore), a company previously owned jointly by the regional holding companies. In 1997, Bell Atlantic and the other Bellcore owners sold their jointly owned investment in Bellcore. We continue to contract with Bellcore for technical and support services. The costs of these services were billed to us separately through Telesector Resources until July 1998 and are now billed through NSI.

     We recognize interest expense/income in connection with contractual arrangements with NYNEX and BANFC to provide short-term financing, investing and cash management services to us (see Note 6).

     Operating revenues include payments from Yellow Pages for earnings related to publishing directories in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return. We also earn fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. These revenues, which are all earned under an agreement with Yellow Pages, ended effective January 1, 1999 for all states except Maine. Yellow Pages has given us notice of its intention to terminate the entire agreement, including the payments related to Maine, effective December 31, 1999. Payments received under this agreement related to all states except Maine totaled $170.0 million in 1998, $136.2 million in 1997 and $176.5 million in 1996. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

     We record income under the equity method of accounting from our investment in Telesector Resources. We also paid cash dividends and a cash distribution from additional paid-in capital to our parent company, NYNEX.

                   New England Telephone and Telegraph Company

     Transactions with affiliates are summarized as follows:

                                                        Years Ended December 31
                                                        -----------------------
                                                         1998     1997    1996
                                                        ------   ------  ------
                                                         (Dollars in Millions)

     Operating revenues:
          Yellow Pages directory revenues ............  $185.6   $147.1  $190.7
          Other revenue from affiliates ..............    48.3     45.5    39.7
                                                        ------   ------  ------
                                                         233.9    192.6   230.4
                                                        ------   ------  ------

     Operating expenses:
          Telesector Resources .......................   657.4    819.8   716.7
          NSI ........................................    84.7      ---     ---
          NYNEX ......................................    11.1     16.1    20.6
          Bellcore ...................................     ---     16.1    22.9
          Other ......................................     2.9      5.2     3.7
                                                        ------   ------  ------
                                                         756.1    857.2   763.9
                                                        ------   ------  ------

     Other income:
         Telesector Resources - equity income.........    15.7     18.0     9.2
         NYNEX - interest income......................      .8      1.8      .4
         BANFC - interest income .....................     6.3      ---     ---
                                                        ------   ------  ------
                                                          22.8     19.8     9.6
                                                        ------   ------  ------

     Interest expense to NYNEX .......................     9.7      1.6     3.4
     Interest expense to BANFC .......................      .5      ---     ---
                                                        ------   ------  ------
                                                          10.2      1.6     3.4
                                                        ------   ------  ------

     Dividends to NYNEX ..............................   832.7    562.2   466.9

     Distributions of additional paid-in capital
         to NYNEX  ...................................    12.4      ---    ---

     Dividends received from Telesector Resources.....    21.4      8.3    10.3

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 1998 and 1997 as Accounts Receivable - Affiliates, Notes Payable to Affiliates, and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 1, 1999, we paid a dividend in the amount of $164.4 million to NYNEX.


15.  SEGMENT INFORMATION

     We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports.

     We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. In addition, we provide customer premises equipment distribution and billing and collection services. We have four strategic business units (consumer, enterprise, general and network services) supporting our operations that have been aggregated into one reportable segment.

                   New England Telephone and Telegraph Company


16.  QUARTERLY FINANCIAL INFORMATION (unaudited)


                                         Operating      Operating       Net
Quarter Ended                             Revenues       Income        Income
-------------                            ---------      ---------      ------
                                                 (Dollars in Millions)
1998:
     March 31 .......................     $1,204.1       $  174.0      $ 87.9
     June 30 ........................      1,203.1          344.9       188.9
     September 30 ...................      1,222.5          300.9       170.4
     December 31 ....................      1,174.8          328.3       186.5
                                          --------       --------      ------
     Total ..........................     $4,804.5       $1,148.1      $633.7
                                          ========       ========      ======

1997:
     March 31 .......................     $1,159.2       $  214.5      $111.5
     June 30 ........................      1,167.7          331.8       190.2
     September 30* ..................      1,140.3          227.1       121.5
     December 31 ....................      1,098.5          238.0       132.7
                                          --------       --------      ------
     Total ..........................     $4,565.7       $1,011.4      $555.9
                                          ========       ========      ======

     *Results of operations for the third quarter of 1997 include costs incurred in connection with consolidating operations and combining the organizations of Bell Atlantic and NYNEX and for other special items arising during the quarter, as well as charges associated with the completion of the merger (see Note 2).

                   New England Telephone and Telegraph Company


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996
                              (Dollars in Millions)

                                                               Additions
                                                     ----------------------------
                                                                         Charged
                                     Balance at      Charged             to Other                               Balance
                                     Beginning         to                Accounts          Deductions            at End
Description                          of Period       Expenses             Note(a)           Note (b)            of Period
-----------                          ---------       --------             -------           --------            ---------
Allowance for Uncollectible
     Accounts Receivable:

     Year 1998 ............           $  53.7         $  69.5             $  86.2           $ 149.3              $  60.1

     Year 1997 ............           $  53.6         $  69.0             $  78.8           $ 147.7              $  53.7

     Year 1996 ............           $  55.9         $  62.0             $ 106.3           $ 170.6              $  53.6

Restructuring Reserves:

     Year 1998 ............           $  12.4        $  ---              $  ---             $  12.4              $   ---

     Year 1997 ............           $  92.5        $  ---              $  ---             $  80.1              $  12.4

     Year 1996 ............           $ 215.5        $  ---              $  ---             $ 123.0              $  92.5

-------------------------------

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b) Amounts written off as uncollectible or transferred to other accounts or utilized.

                                    EXHIBITS





                       FILED WITH ANNUAL REPORT FORM 10-K

                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                   New England Telephone and Telegraph Company



                          COMMISSION FILE NUMBER 1-1150

Form 10-K for 1998
File No. 1-1150
Page 1 of 1


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

        27      Financial Data Schedule.