Form 10-Q
period 1999-09-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 1999-11-10
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


(Mark one)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30,1999

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

                                                                      Three Months Ended   Nine Months Ended
                                                                        September 30,        September 30,
                                                                    -----------------------------------------
                                                                        1999      1998      1999       1998
-------------------------------------------------------------------------------------------------------------

OPERATING REVENUES (including $18.5,
 $65.7, $58.7 and $203.3 from affiliates)                             $1,155.6  $1,222.5  $3,455.4   $3,629.7
                                                                    -----------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                             254.7     278.3     699.4      990.0
Depreciation and amortization                                            249.6     235.4     735.4      695.1
Other (including $186.9, $212.4,
 $538.5 and $560.1 to affiliates)                                        395.7     407.9   1,124.6    1,124.8
                                                                    -----------------------------------------
                                                                         900.0     921.6   2,559.4    2,809.9
                                                                    -----------------------------------------

OPERATING INCOME                                                         255.6     300.9     896.0      819.8

OTHER INCOME, NET (including $5.6,
 $6.3, $16.9 and $14.9 from affiliates)                                    6.0      12.1      20.0       23.1

INTEREST EXPENSE (including $4.9,
 $3.0, $9.6 and $6.7 to affiliates)                                       35.5      36.2     103.8      118.5
                                                                    -----------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                                  226.1     276.8     812.2      724.4

PROVISION FOR INCOME TAXES                                                87.1     106.4     313.0      277.2
                                                                    -----------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                         139.0     170.4     499.2      447.2

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                   ---       ---      (3.7)       ---
                                                                    -----------------------------------------

NET INCOME                                                            $  139.0  $  170.4  $  495.5   $  447.2
                                                                    =========================================


                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                                     ASSETS
                                     ------

                                                                                     September 30,            December 31,
                                                                                         1999                     1998
--------------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                          $     ---               $    11.1
Short-term investments                                                                              ---                   159.0
Accounts receivable:
 Trade and other, net of allowances for
     uncollectibles of $66.8 and $60.1                                                            966.1                   972.9
 Affiliates                                                                                       132.9                   162.5
Material and supplies                                                                              77.4                   117.6
Prepaid expenses                                                                                  125.2                    35.2
Other                                                                                              65.1                    70.2
                                                                                  ---------------------------------------------
                                                                                                1,366.7                 1,528.5
                                                                                  ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                  14,836.7                14,136.9
Less accumulated depreciation                                                                   8,636.3                 8,092.2
                                                                                  ---------------------------------------------
                                                                                                6,200.4                 6,044.7
                                                                                  ---------------------------------------------

OTHER ASSETS                                                                                      232.0                   351.5
                                                                                  ---------------------------------------------

TOTAL ASSETS                                                                                  $ 7,799.1               $ 7,924.7
                                                                                  =============================================

                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                               September 30,            December 31,
                                                                                   1999                     1998
--------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliates                                                             $  544.3                  $  372.5
 Other                                                                                     100.3                     145.4
Accounts payable and accrued liabilities:
 Affiliates                                                                                836.9                     822.3
 Other                                                                                     694.6                     610.9
Other liabilities                                                                           50.4                      46.9
                                                                          ------------------------------------------------
                                                                                         2,226.5                   1,998.0
                                                                          ------------------------------------------------

LONG-TERM DEBT                                                                           1,805.9                   1,932.1
                                                                          ------------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                             1,801.0                   1,873.0
                                                                          ------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Unamortized investment tax credits                                                          43.5                      47.3
Other                                                                                       21.7                       4.8
                                                                          ------------------------------------------------
                                                                                            65.2                      52.1
                                                                          ------------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                    1.0                       1.0
Additional paid-in capital                                                               1,900.4                   2,014.2
Reinvested earnings                                                                          ---                      55.2
Accumulated other comprehensive loss                                                         (.9)                      (.9)
                                                                          ------------------------------------------------
                                                                                         1,900.5                   2,069.5
                                                                          ------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                           $7,799.1                  $7,924.7
                                                                          ================================================

                  See Notes to Condensed Financial Statements.

                  New England Telephone and Telegraph Company

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Millions)


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                        -------------------------------------------
                                                                                                 1999                1998
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        $1,292.6            $1,465.2
                                                                                        -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                159.0               118.6
Additions to plant, property and equipment                                                         (802.5)             (771.0)
Net change in note receivable from affiliate                                                          ---              (136.8)
Other, net                                                                                          (27.1)              (22.4)
                                                                                        -------------------------------------------
Net cash used in investing activities                                                              (670.6)             (811.6)
                                                                                        -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                            198.4                 ---
Principal repayments of borrowings and capital lease obligations                                   (145.3)                (.4)
Early extinguishment of debt                                                                       (225.0)                ---
Net change in note payable to affiliates                                                            171.8                (9.9)
Dividends paid                                                                                     (576.1)             (503.9)
Distribution of additional paid-in capital                                                          (34.3)              (12.4)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                                            (22.6)              (14.2)
                                                                                        -------------------------------------------
Net cash used in financing activities                                                              (633.1)             (540.8)
                                                                                        -------------------------------------------

NET CHANGE IN CASH                                                                                  (11.1)              112.8

CASH, BEGINNING OF PERIOD                                                                            11.1                19.3
                                                                                        -------------------------------------------
CASH, END OF PERIOD                                                                              $    ---            $  132.1
                                                                                        ===========================================

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

2.  Dividend

    On September 28, 1999, we declared a dividend in the amount of $223.0 million. Of this amount, $143.5 million was declared from Reinvested Earnings and $79.5 million was declared from Additional Paid-in Capital. The dividend was paid to NYNEX on November 1, 1999.

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

4.  New Accounting Standards

Costs of Computer Software

    Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $175 million for the nine months ended September 30, 1999.

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

                  New England Telephone and Telegraph Company

    Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No. 133. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption. We have not estimated the effect of adoption as we believe that such a determination will not be meaningful until closer to the adoption date.

5.  Shareowner's Investment

                                                                                       Accumulated
                                                            Additional                    Other
                                                    Common    Paid-in    Reinvested   Comprehensive
(Dollars in Millions)                               Stock     Capital     Earnings         Loss
---------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          $1.0    $2,014.2      $  55.2            $(.9)
Net income                                                                    495.5
Dividends declared to NYNEX                                                  (555.2)
Distributions of additional paid-in capital
     declared to NYNEX                                          (113.8)
Other                                                                           4.5
                                                  -------------------------------------------------
Balance at September 30, 1999                         $1.0    $1,900.4      $   ---            $(.9)
                                                  =================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 1999 and 1998.

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

    Bell Atlantic and GTE are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

                  New England Telephone and Telegraph Company

Item 2.  Management's Discussion and Analysis of Results of Operations
              (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   We reported net income of $495.5 million for the nine months ended September 30, 1999, compared to net income of $447.2 million for the same period in 1998.

   Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). In 1999, the special items also include our allocated share of charges from Bell Atlantic Network Services, Inc.
(NSI).

   The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                          (Dollars in Millions)
Nine Months Ended September 30                                                           1999              1998
----------------------------------------------------------------------------------------------------------------
Employee Costs
 Retirement incentive costs                                                              $ ---            $271.5
 Merger transition costs                                                                    .1                .7

Other Operating Expenses
 Merger transition costs                                                                    .2               5.9
 Allocated retirement incentive costs                                                      ---              23.5
 Allocated merger transition costs                                                        13.4              15.1
                                                                            ------------------------------------
                                                                                         $13.7            $316.7
                                                                            ====================================

Retirement Incentives

   In the first nine months of 1998, we recorded retirement incentive costs of $295.0 million (pre-tax) as a result of 2,008 associate employees electing to leave the company under a voluntary retirement program. The costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The voluntary retirement program covering associate employees was completed in September 1998. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998.

Merger-related Costs

   In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $13.7 million in the first nine months of 1999 and $21.7 million in the first nine months of 1998.

   Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

Termination of Agreement with Yellow Pages

   In 1998, our operating revenues included payments from Bell Atlantic Yellow Pages (Yellow Pages) for earnings related to its directory activities in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return. We also earned fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. These revenues, which are all earned under an agreement with Yellow Pages, ended effective January 1, 1999 for all states except Maine. Yellow Pages has given us notice of its intention to terminate the payments related to

                  New England Telephone and Telegraph Company

Maine, effective December 31, 1999. Payments received under the agreement related to all states except Maine totaled $153.5 million in the nine months ended September 30, 1998. As a result, past operating results are no longer indicative of future operating results. In 1999, we will continue to recognize revenues from nonpublication of telephone numbers and multiple white page listings, as well as revenues from Yellow Pages related to the directory business in Maine.


OPERATING REVENUE STATISTICS
----------------------------

                                                                                 1999                1998                % Change
-----------------------------------------------------------------------------------------------------------------------------------
At September 30
---------------
Access Lines in Service (in thousands)*
 Residence                                                                      4,678               4,588                    2.0%
 Business                                                                       2,524               2,421                    4.3
 Public                                                                            79                  80                   (1.3)
                                                                     ---------------------------------------
                                                                                7,281               7,089                    2.7
                                                                     =======================================
Nine Months Ended September 30
------------------------------
Access Minutes of Use (in millions)                                            22,293              21,192                    5.2
                                                                     =======================================

*1998 reflects a restatement of access lines in service.

OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                                1999                1998
------------------------------------------------------------------------------------------------------------
Local services                                                              $1,729.1            $1,681.7
Network access services                                                      1,056.2             1,090.5
Long distance services                                                         440.8               481.2
Ancillary services                                                             229.3               376.3
                                                                  ------------------------------------------
Total                                                                       $3,455.4            $3,629.7
                                                                  ==========================================


LOCAL SERVICES REVENUES

   1999 - 1998                         Increase
--------------------------------------------------------------------------------
   Nine Months                  $47.4            2.8%
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

   Local services revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.7% from September 30, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

   Local services revenue growth in 1999 also reflects strong customer demand and usage of our data transport and digital services. Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

   These increases in local services revenues were partially offset by a reduction in revenues resulting from the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers. The nine months ended September 30, 1999 also included an accrual for a required rebate to customers in Massachusetts under our price cap plan. This accrual also reduced our long distance services revenues.

                  New England Telephone and Telegraph Company


NETWORK ACCESS SERVICES REVENUES

   1999 - 1998                        (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $(34.3)          (3.1)%
--------------------------------------------------------------------------------

   Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

   Network access services revenues declined in 1999 due to net price reductions mandated by federal and state price cap plans. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $98 million on an annual basis in connection with the FCC's Price Cap Plan. These rates will be in effect through June 2000. Interstate price decreases were approximately $51 million on an annual basis for the period July 1998 through June 1999. The rates also include amounts necessary to recover our contributions to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contribution to the universal service fund is included in Other Operating Expenses. See "Other Matters - FCC Regulation and Interstate Rates - Universal Service" for additional information on universal service.

   These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 5.2% from the same period in 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

   In addition, revenues for 1999 include amounts received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in February 1999. LNP charges contributed approximately $8 million to network access services revenues for the nine-month period ended September 30, 1999.


LONG DISTANCE SERVICES REVENUES

   1999 - 1998                        (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $(40.4)          (8.4)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

   The decline in long distance services revenues was principally caused by the competitive effects of presubscription for intraLATA toll services and price reductions on long distance services as required by state price cap plans. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. Presubscription began in Massachusetts in April 1999 and in all our other states in 1997. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. In the nine month period of 1999, we also recorded an accrual for a required rebate to customers as described in local services revenues. These revenue reductions were partially offset by higher calling volumes.

                  New England Telephone and Telegraph Company

ANCILLARY SERVICES REVENUES

   1999 - 1998                          (Decrease)
--------------------------------------------------------------------------------
   Nine Months                   $(147.0)        (39.1)%
--------------------------------------------------------------------------------

   Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, sales of software to nonaffiliates and certain directory services.

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

   These revenue reductions were partially offset by higher revenues generated from increased demand for billing and collection services and higher payments in 1999 from competitive local exchange carriers for interconnection of their networks with our network. We also recognized higher revenues from our CPE services provided to government customers in 1999.



OPERATING EXPENSES
------------------
(Dollars in Millions)

Nine Months Ended September 30                                          1999              1998
----------------------------------------------------------------------------------------------
Employee costs, including benefits and taxes                        $  699.4          $  990.0
Depreciation and amortization                                          735.4             695.1
Other operating expenses                                             1,124.6           1,124.8
                                                               -------------------------------
Total                                                               $2,559.4          $2,809.9
                                                               ===============================


EMPLOYEE COSTS

   1999 - 1998                          (Decrease)
--------------------------------------------------------------------------------
   Nine Months                   $(290.6)        (29.4)%
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

   Employee costs decreased in the first nine months of 1999 primarily as a result of the completion of the retirement incentive program covering associate employees in 1998, as discussed in the Results of Operations section. A reduction in associate overtime pay also contributed to the decrease in employee costs, but to a lesser extent.

   These cost reductions were offset, in part, by annual salary and wage increases for management and associate employees.

                  New England Telephone and Telegraph Company

DEPRECIATION AND AMORTIZATION

   1999 - 1998                           Increase
--------------------------------------------------------------------------------
   Nine Months                     $40.3           5.8%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first nine months of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first nine months of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 4 to the condensed financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.


OTHER OPERATING EXPENSES

   1999 - 1998                           (Decrease)
--------------------------------------------------------------------------------
   Nine Months                     $(.2)           ---%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses in the first nine months of 1999 was largely attributable to the effect of adopting SOP No. 98-1 and lower centralized services expenses, primarily due to the effect of the completion of the retirement incentive program for associate employees of Telesector Resources in 1998. Lower rent expense also contributed to the decrease in other operating expenses, but to a lesser extent.

   The decreases in other operating expenses were substantially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to "Other Matters -
Telecommunications Act of 1996 - Reciprocal Compensation."


OTHER INCOME, NET

   1999 - 1998                           (Decrease)
--------------------------------------------------------------------------------
   Nine Months                     $(3.1)          (13.4)%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to lower interest income associated with a note receivable from an affiliate and our short-term investments. Other income, net, was also impacted by the effect of an accrual reversal in 1998 associated with a regulatory matter. These decreases were partially offset by an increase in the income recognized from Telesector Resources under the equity method.


INTEREST EXPENSE

   1999-1998                             (Decrease)
--------------------------------------------------------------------------------
   Nine Months                     $(14.7)         (12.4)%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense decreased in the first nine months of 1999 over the same period in 1998 principally due to the effect of recording additional interest costs in 1998 in connection with the settlement of tax-related matters. The effect of refinancing long-term debt with short-term debt at more favorable interest rates also contributed to the decrease in interest expense.

                  New England Telephone and Telegraph Company

EFFECTIVE INCOME TAX

   Nine Months Ended September 30
--------------------------------------------------------------------------------
   1999                                 38.5%
--------------------------------------------------------------------------------
   1998                                 38.3%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in the first nine months of 1999 principally due to income tax credits recorded in 1998.


EXTRAORDINARY ITEM
------------------

   In the first nine months of 1999, we recorded an extraordinary charge associated with the early extinguishments of long-term debt. This charge reduced net income by a total of $3.7 million (net of income tax benefits totaling $2.3 million). You may find additional information about this extraordinary charge in Note 3 to the condensed financial statements.


FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   We obtain our short-term financing through advances from Bell Atlantic Administrative Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of September 30, 1999, we had $299.3 million available under our line of credit with BANFC, and $200.7 million in borrowings outstanding. We also had $343.6 million outstanding with BAAS at September 30, 1999. In addition, we had $125.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

   Our debt ratio was 56.3% at September 30, 1999, compared to 54.1% at September 30, 1998 and 54.2% at December 31, 1998.

   On September 28, 1999, we declared a dividend in the amount of $223.0 million. Of this amount, $143.5 million was declared from Reinvested Earnings and $79.5 million was declared from Additional Paid-in Capital. The dividend was paid to NYNEX on November 1, 1999.


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

                  New England Telephone and Telegraph Company

   Universal Service

   On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund will be reduced by approximately $26 million annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly.

Telecommunications Act of 1996

   Unbundling of Network Elements

   The FCC recently announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

   With respect to new elements, the FCC concluded that new equipment to provide advanced services such as ADSL does not have to be unbundled. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport, known as enhanced extended loops or "EELs," must be made available under certain circumstances, but left to a further rulemaking certain issues relating to the use of EELs to substitute for special access services.

   Reciprocal Compensation

   We have been required by certain of our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including an increasing volume of one-way traffic from our customers to internet service providers that are their customers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the Telecommunications Act of 1996 (1996 Act). The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation arrangements for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic. We are also seeking review of prior state regulatory commission decisions. The Massachusetts Department of Telecommunications and Energy modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. The Rhode Island Public Utilities Commission has issued a decision requiring us to continue to pay reciprocal compensation on Internet-bound traffic.

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

   Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. We are currently evaluating the provisions of SFAS No. 133. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption. We have not estimated the effect of adoption as we believe that such a determination will not be meaningful until closer to the adoption date.

                  New England Telephone and Telegraph Company

Year "2000" Update

   Bell Atlantic is now in the final stages of its program to evaluate and address the impact of the Year 2000 date transition on its subsidiaries' operations, including our operations. This program has included steps to:

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

State of Readiness

   For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program has focused on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Bell Atlantic's goal for these operations was to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and it substantially met this goal. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

 .  Network Elements

   Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of November 1, 1999, Bell Atlantic has completed the required repair/replacement for virtually all network elements requiring remediation.

 .  Application and Support Systems

   Bell Atlantic has approximately 1,200 application and systems that support:
   (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of November 1, 1999, Bell Atlantic has successfully completed the required repair/replacement of virtually all mission critical application and support systems.

 .  Information Technology Infrastructure

   Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As previously reported, Bell Atlantic has successfully completed remediation/replacement of all mission critical elements earlier this year.

   Bell Atlantic's project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by its operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and its efforts to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries is virtually complete. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

                  New England Telephone and Telegraph Company

Third Party Issues

 .  Vendors

   In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance status of a given product is typically determined using multiple sources of information, including Bell Atlantic's own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by Bell Atlantic or contractors specializing in this type of review. Bell Atlantic is also continuing Year 2000-related discussions with utilities and similar services providers. Although Bell Atlantic has received assurances and other information suggesting that substantially all of its primary services providers have completed or are well along in their respective Year 2000 projects, Bell Atlantic does not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. Bell Atlantic has also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum, an industry group comprised of leading local telecommunications services companies. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the remainder of 1999.

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

 .  Interconnecting Carriers

   Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service. Bell Atlantic has participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). Bell Atlantic intends to monitor the activities of the primary interconnecting carriers through the remainder of 1999.

Costs

   From the inception of Bell Atlantic's Year 2000 project through September 30, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $211 million, and it has made capital expenditures of approximately $153 million.
For 1999, Bell Atlantic expects total pre-tax expenses for its Year 2000 project not to exceed $125 million (approximately $89 million has been incurred through September 30, 1999) and total capital expenditures not to exceed $100 million (approximately $73 million has been made through September 30, 1999). Bell Atlantic anticipates that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates should not be used as the sole gauge of progress on its Year 2000 project or as an indication of its Year 2000 readiness.

Risks

   The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a development remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of material interruption or failure of its service resulting from an actual or perceived Year 2000 problem within or beyond its control, it could be subject to third party claims.

                  New England Telephone and Telegraph Company

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

                  New England Telephone and Telegraph Company

                          PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999:

                  New England Telephone and Telegraph Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



Date: November 10, 1999            By /s/ Edwin F. Hall
                                      ------------------------------------------
                                          Edwin F. Hall
                                          Chief Financial Officer and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 5, 1999.