Form 10-K405
period 1999-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 2000-03-30
CIK 71344

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

                     ------------------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ----

                  New England Telephone and Telegraph Company

                                   SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
-------------------------------------------------           -------------------

                                                               New York Stock
Forty year 4 1/2% Debentures, due July 1, 2002                    Exchange

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

Ten year 8 5/8% Notes, due August 1, 2001                            "

Ten year 6 1/4% Notes, due March 15, 2003                            "

Fifteen year 6.30% Notes, due December 16, 2012                      "

                   New England Telephone and Telegraph Company

                                TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                                     PART I

1.   Business (Abbreviated pursuant to General Instruction I(2).)............ 1
2.   Properties.............................................................. 7
3.   Legal Proceedings....................................................... 7
4.   Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction I(2).)......................... 7

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters................................................................. 8
6.   Selected Financial Data (Omitted pursuant to General Instruction
     I(2).).................................................................. 8
7.   Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2).)..................... 9
7A.  Quantitative and Qualitative Disclosures About Market Risk.............. 17
8.   Financial Statements and Supplementary Data............................. 17
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................... 17

                                    PART III

     (Omitted pursuant to General Instruction I(2).):
10.  Directors and Executive Officers of the Registrant...................... 17
11.  Executive Compensation.................................................. 17
12.  Security Ownership of Certain Beneficial Owners and Management.......... 17
13.  Certain Relationships and Related Transactions.......................... 17

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 18



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 28, 2000.

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

     It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial purposes, the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission (FCC)) and receipt of opinions that the merger will be tax-free.

     The companies are targeting completion of the merger in the second quarter of 2000.

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

                   New England Telephone and Telegraph Company

     The General Business unit markets communications and information services to small and medium-sized businesses as well as pay telephone services.

     The Enterprise Business unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems), video services (distance learning, telemedicine, and videoconferencing) and interactive multimedia applications services.

     The Network Services unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under certain conditions.

     The 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier), once we have demonstrated to the FCC that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1999, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that our non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates.

     In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established. The final phase of this restructuring was completed on January 1, 2000.

Price Caps

     Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (productivity factor) and adjusted upward by an allowance for inflation (GDP-PI). Our annual price cap filing, effective July 1, 1999, reflects the effects of the current productivity factor of 6.5 %.

     In May 1999, the U. S. Court of Appeals reversed the FCC's order that adopted the 6.5 % productivity factor. The Court concluded that the FCC had not justified its choice of a productivity factor and directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The Court granted the FCC a stay of its order, however, until

                   New England Telephone and Telegraph Company

April 1, 2000. As a result, the FCC is now conducting a proceeding to determine an appropriate productivity factor in response to the Court's order.

     At the same time, the FCC is considering a proposal to further restructure access rates by an industry coalition that includes both local exchange carriers (including us) and long distance carriers. Among other things, that proposal would set into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers would no longer be required to make further annual price cap reductions to their switched access prices. To allow time to consider this industry proposal, parties have requested that the Court further extend the stay of its price cap decision order until June 30, 2000.

     The FCC has adopted rules for special access services that provide for added pricing flexibility and ultimately the removal of services from price regulation when certain competitive thresholds are met. In order to take advantage of this relief, however, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below certain thresholds, and we have not filed for this relief. The order also allows certain services, including those included in the interexchange basket of services, to be removed from price regulation immediately.

Universal Service

     In July 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's order implementing the "universal service" provision of the 1996 Act. The universal service fund includes a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize high cost areas, low income consumers and rural healthcare providers. Previously, under the FCC's rules, all providers of interstate telecommunications services had to contribute to the schools and libraries fund based on their total interstate and intrastate retail revenues. The court reversed the decision to include intrastate revenues as part of the basis for assessing contributions to that fund. As a result of this decision, our contributions to the universal service fund were reduced annually beginning on November 1, 1999, and our interstate access rates will be reduced accordingly because we will no longer have to recover these contributions in our rates. AT&T and MCI WorldCom, Inc. have since asked the U.S. Supreme Court to review this latter portion of the appeals court decision. Other parties have asked the Supreme Court to review additional aspects of the court of appeals decision.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism will provide additional support for local telephone services in several states served by Bell Atlantic. State regulatory commissions must take these funds into account in the ratemaking process.

Unbundling of Network Elements

     In November 1999, the FCC announced its decision setting forth new unbundling requirements. The FCC had previously identified seven elements that had to be provided to competitors on an unbundled basis. With respect to those seven elements, the FCC concluded that incumbent local exchange carriers, such as us, do not have to provide unbundled switching (or combinations of elements that include switching, such as the so-called unbundled element "platform") under certain circumstances to business customers with four or more lines in certain offices in the top 50 Metropolitan Statistical Areas (MSAs). It also held that incumbents do not have to provide unbundled access to their directory assistance or operator services. The remaining elements on the FCC's original list still must be provided.

     With respect to new elements, the FCC concluded that new equipment to provide advanced services such as Asymmetric Digital Subscriber Line (ADSL) does not have to be unbundled as a general matter. On the other hand, the FCC concluded that incumbents must provide dark fiber as an unbundled element, and that sub-loop unbundling should be provided. Finally, the FCC ruled that combinations of loops and transport must be made available under certain circumstances, but left to a further rulemaking that it initiated certain issues relating to the use of these combinations to substitute for special access services. While this rulemaking proceeds, the FCC adopted interim rules limiting the instances in which such combinations of elements must be made available. The FCC set a target date of June 30, 2000 to decide the further rulemaking.

     In addition to the unbundling requirements released in November 1999, the FCC released an order on December 9, 1999 in a separate proceeding requiring incumbent local exchange companies also to unbundle and provide to competitors

                   New England Telephone and Telegraph Company

the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services.

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

Massachusetts

     In 1995, the Massachusetts Department of Telecommunications and Energy
(MDTE) approved a price regulation plan for us through August 2001, with no restriction on earnings. Certain residence exchange rates are capped. Pricing rules limit our ability to increase prices for most services, including a ceiling on the weighted average price of all tariffed services based on a formula of inflation minus a productivity factor plus or minus certain exogenous changes. In addition, our service quality performance levels in any given month could result in an increase in the productivity offset by one-twelfth of one percent for purposes of the annual price cap filing.

New Hampshire

     Our operations in New Hampshire are subject to rate of return regulation.

Rhode Island

     In 1996, the Rhode Island Public Utilities Commission (RIPUC) approved an incentive regulation plan for us. The plan has no set term or expiration, although there are opportunities for annual review by the RIPUC, and there is no earnings cap or sharing mechanism. Other features of the plan include: more stringent service quality requirements, including a financial penalty, and no increase in residence or business basic exchange rates through 1999. On April 28, 1999 the RIPUC opened dockets to review our earnings and the form of regulation. To date, those dockets remain open, but no substantive action has been taken.

Vermont

     Our operations have traditionally been subject to rate of return regulation. The Vermont Public Service Board, however, has approved a five year incentive regulation plan that will provide us increased flexibility to introduce and price new products and services. The plan also removes most restrictions on our earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan will limit our ability to raise prices on existing products and services, and will require revenue reductions of $16.5 million at the outset of the plan; $6.5 million during the first year of the plan; and approximately $6 million over the subsequent years of the plan. The plan also will require certain service quality improvements subject to financial penalty.

Reciprocal Compensation

     State regulatory decisions have required certain of Bell Atlantic's operating telephone companies to pay "reciprocal compensation" under the 1996 Act for the increasing volume of one-way traffic from their customers to customers of other carriers, primarily calls to Internet service providers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The U.S. Court of Appeals has vacated and remanded the FCC's decision for a better explanation of why this traffic is interstate.

                   New England Telephone and Telegraph Company

     Based upon the FCC's February 1999 decision, the MDTE modified its earlier decision, resulting in a reduction of our reciprocal compensation obligation. The RIPUC has issued a decision requiring us to continue to pay reciprocal compensation on Internet-bound traffic.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

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

     Our negotiations with various CLECs, and arbitrations before our various state regulators, have continued. As of January 31, 2000, we had entered into 362 agreements with CLECs of which 319 have been approved by the state regulators.

     We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange market in 2000 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts ranging from approximately 14% to 29% from the prices we charge our retail customers.

IntraLATA Toll Services

     IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services.

     Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls

                   New England Telephone and Telegraph Company

using another carrier without having to dial an access code. We implemented presubscription in Maine, New Hampshire, Rhode Island and Vermont by December 1997. We implemented presubscription in Massachusetts in April 1999.

Alternative Access

     A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

     We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

     Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

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


                                    EMPLOYEES

     As of December 31, 1999, we had approximately 18,300 employees.

                   New England Telephone and Telegraph Company

Item 2. Properties

                                    GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                                 1999   1998
--------------------------------------------------------------------------------
Outside communications plant                                       43%    44%
Central office equipment                                           43     42
Land and buildings                                                  6      7
Furniture, vehicles and other work equipment                        5      5
Other                                                               3      2
                                                               -----------------
                                                                  100%   100%
                                                               =================

     "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

     Our customers are served by electronic switching systems that provide a wide variety of services. Since December 31, 1998, our network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $1,128 million in 1999, $1,032 million in 1998 and $957 million in 1997. Capital expenditures exclude additions under capital leases. Our total investment in plant, property and equipment was approximately $15.0 billion at December 31, 1999, $14.1 billion at December 31, 1998 and $13.4 billion at December 31, 1997, including the effect of retirements, but before deducting accumulated depreciation.

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

RESULTS OF OPERATIONS
---------------------

     We reported net income of $647.3 million in 1999, compared to net income of $633.7 million in 1998.

     Our results for 1999 and 1998 were affected by special items. The special items in both years include our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources). Allocated merger transition costs in both years also include our share of charges from Bell Atlantic Network Services, Inc. (NSI).

     The following table shows how special items are reflected in our statements of income for each year:

                                                           (Dollars in Millions)
Years Ended December 31                                         1999    1998
--------------------------------------------------------------------------------
Employee Costs
 Merger transition costs                                        $  .8  $  1.1
 Retirement incentive costs                                       ---   272.0

Other Operating Expenses
 Merger transition costs                                           .5     6.7
 Allocated merger transition costs                               27.1    27.6
 Allocated retirement incentive costs                             ---    23.0
                                                              ------------------
                                                                $28.4  $330.4
                                                              ==================

Merger-related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs totaling $28.4 million in 1999 and $35.4 million in 1998.

     Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.

Retirement Incentives

     In 1993, we recorded costs totaling $440.6 million (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan. Beginning in 1994, retirement incentives were offered under a voluntary program as a means of implementing substantially all of the work force reductions announced in 1993.

     Since the inception of the retirement incentive program, we have recorded additional costs totaling $971.8 million (pre-tax) through December 31, 1998. These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year ended December 31 are as follows:

                   New England Telephone and Telegraph Company

                                                           (Dollars in Millions)
Year                                                        Amount  Employees
--------------------------------------------------------------------------------
1994                                                        $168.1      2,241
1995                                                         174.5      1,862
1996                                                         132.2      1,582
1997                                                         202.0      1,697
1998                                                         295.0      2,008
                                                          ----------------------
                                                            $971.8      9,390
                                                          ======================

     The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The severance and postretirement medical reserve balances were fully utilized at December 31, 1998. The voluntary retirement program covering associate employees was completed in September 1998. You can find additional information on retirement incentive costs in Note 10 to the financial statements.

Termination of Agreement with Yellow Pages

     In 1998 and 1997, our operating revenues included payments from Bell Atlantic Yellow Pages (Yellow Pages) for earnings related to its directory activities in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont based on a regulated rate of return. We also earned fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. The agreement under which these revenues were earned was terminated, effective January 1, 1999, except with respect to the Maine directory business. Payments received under the agreement relating to all states except Maine totaled $170.0 million in 1998 and $136.2 million in 1997. As a result, past operating results are no longer indicative of future operating results. During 1999, we continued to recognize revenues from nonpublication of telephone numbers and multiple white page listings, as well as from Yellow Pages relating to the directory business in Maine. As of December 31, 1999, Yellow Pages had given notice of its intention to terminate the payments relating to the Maine directory business upon receipt of regulatory approval.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 1999 and 1998 are discussed in the following sections.

Segmental Results of Operations

     We have one reportable segment, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 15 to the financial statements.

OPERATING REVENUE STATISTICS
----------------------------

                                                      1999    1998   % Change
--------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
 Residence                                            4,690   4,611       1.7%
 Business                                             2,554   2,460       3.8
 Public                                                  78      80      (2.5)
                                                   -------------------
                                                      7,322   7,151       2.4
                                                   ===================
For the Year
Access Minutes of Use (in millions)                  30,011  28,467       5.4
                                                   ===================

* 1998 reflects a restatement of access lines in service.

                   New England Telephone and Telegraph Company

OPERATING REVENUES
------------------
(Dollars in Millions)

For the Years Ended December 31                              1999      1998
--------------------------------------------------------------------------------
Local services                                             $2,308.6  $2,261.0
Network access services                                     1,414.2   1,448.5
Long distance services                                        579.3     630.4
Ancillary services                                            314.5     464.6
                                                         -----------------------
Total                                                      $4,616.6  $4,804.5
                                                         =======================

LOCAL SERVICES

                                    Increase
--------------------------------------------------------------------------------
     1999 - 1998               $47.6        2.1%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

     Local service revenues increased in 1999 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.4% from December 31, 1998 and higher business message volumes. Local service revenue growth in 1999 also reflects higher customer demand and usage of our data transport and digital services. Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

     These increases in local service revenues were partially offset by a decline in revenues from our pay phone services due to the increasing popularity of wireless communication. In 1999, our local service revenues also included an accrual for a required rebate to customers in Massachusetts under our price cap plan. This accrual also reduced our long distance services revenues.

NETWORK ACCESS SERVICES

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998             $(34.3)        (2.4)%
--------------------------------------------------------------------------------

     Network access revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

     Network access revenues declined in 1999 due to price reductions associated with federal and state price cap filings and other regulatory decisions. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $98 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $51 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund and are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Our contributions to the universal service fund are included in Other Operating Expenses. You can find additional information on FCC rulemakings concerning access charges, price caps and universal service in Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates."

                   New England Telephone and Telegraph Company

     These revenue decreases were partially offset by higher customer demand, as reflected by growth in access minutes of use of 5.4% in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth in 1999.

     Network access services revenues for 1999 include approximately $14 million received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

LONG DISTANCE SERVICES

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998             $(51.1)        (8.1)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

     IntraLATA toll calls originate and terminate with the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions, except where they cross state lines. All of our state regulatory commissions permit other carriers to offer intraLATA toll services.

     Until the implementation of presubscription, intraLATA toll calls were completed by us unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in Massachusetts in April 1999 and in all our other states in 1997.

     The decline in long distance services revenues was principally caused by the competitive effects of presubscription for intraLATA toll services and price reductions on long distance services as required by state price cap plans. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by these alternative providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. In 1999, we also recorded an accrual for a required rebate to customers as described in local service revenues. These revenue reductions were partially offset by additional revenue generated by higher calling volumes.

ANCILLARY SERVICES

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998            $(150.1)        (32.3)%
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

                  New England Telephone and Telegraph Company

     The decrease in ancillary services revenues in 1999 was principally due to the effect of the termination of payments from Yellow Pages related to its directory activities in Massachusetts, New Hampshire, Rhode Island and Vermont. Lower software sales and lower pole rentals from nonaffiliates also contributed to the decline in ancillary services revenues in 1999.

     These revenue reductions were partially offset by higher payments received from competitive local exchange carriers for interconnection of their networks with our network. Higher revenues generated by increased demand for billing and collection services, CPE services and voice messaging services also offset the reductions in ancillary services revenues.

OPERATING EXPENSES
------------------
(Dollars in Millions)

For the Years Ended December 31                              1999      1998
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes               $  938.2  $1,209.7
Depreciation and amortization                                 990.3     935.9
Other operating expenses                                    1,509.4   1,510.8
                                                         -----------------------
Total                                                      $3,437.9  $3,656.4
                                                         =======================

EMPLOYEE COSTS

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998            $(271.5)        (22.4)%
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

     Employee costs decreased in 1999 primarily as a result of the completion of the retirement incentive program covering associate employees in 1998, as discussed in the Results of Operations section. A reduction in overtime payments also contributed to the decrease in employee costs, but to a lesser extent.

     These cost reductions were offset, in part, by annual salary and wage increases for management and associate employees. In 1998, we executed new contracts with the unions representing associate employees. The new contracts provide for wage and pension increases and other benefit improvements as described below:

     . The wages, pension and other benefits for our associate employees are negotiated with unions. During 1998, we entered into 2-year contracts with the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). These contracts, which expire in August 2000, provide for wage increases of up to 3.8% effective August 9, 1998, and up to 4% effective August 8, 1999. Over the course of this two-year contract period, pensions increase by 20%. The contracts also include cash payments, working condition improvements, and continuation of certain employment security provisions.

                  New England Telephone and Telegraph Company

DEPRECIATION AND AMORTIZATION

                                    Increase
--------------------------------------------------------------------------------
          1999 - 1998          $54.4        5.8%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases in the period in which they were incurred. For additional information on SOP No. 98-1, see Note 1 to the financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.

OTHER OPERATING EXPENSES

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998              $(1.4)        (.1)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was largely attributable to the effect of SOP No. 98-1 and lower centralized services expenses, primarily due to the effect of the completion of the retirement incentive program for associate employees of Telesector Resources in 1998. The adoption of SOP No. 98-1 reduced other operating expenses as a result of capitalizing expenditures for internal-use software previously expensed in 1998 and prior years. Lower costs for contracted services also contributed to the decrease in other operating expenses, but to a lesser extent.

     The decreases in other operating expenses were substantially offset by higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). For additional information on reciprocal compensation refer to Item 1 - "Description of Business, Operations - Reciprocal Compensation."

OTHER INCOME, NET

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998              $(7.9)        (23.7)%
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

INTEREST EXPENSE

                                   (Decrease)
--------------------------------------------------------------------------------
     1999 - 1998              $(8.9)        (5.8)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in 1999 principally due to the effect of recording additional interest costs in 1998 in connection with the settlement of tax-related matters.

                  New England Telephone and Telegraph Company

EFFECTIVE INCOME TAX RATES

     For the Years Ended December 31
--------------------------------------------------------------------------------
     1999                                        38.5%
--------------------------------------------------------------------------------
     1998                                        38.3%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in 1999 principally due to income tax credits recorded in 1998.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 11 to the financial statements.

EXTRAORDINARY ITEM

     In 1999, we recorded an extraordinary charge associated with the early extinguishments of long-term debt. This charge reduced net income by a total of $3.7 million (net of an income tax benefit of $2.3 million). You can find additional information about this extraordinary charge in Note 6 to the condensed financial statements.

FINANCIAL CONDITION
-------------------

     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both December 31, 1999 and 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

     We obtain our short-term financing through advances from Bell Atlantic Administrative Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of December 31, 1999, we had no funds available under our line of credit with BANFC, and $653.1 million in borrowings outstanding. We also had $68.0 million outstanding with BAAS at December 31, 1999. In addition, we had $125,000,000 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic-GTE merger, the rating agencies placed the rating of our securities under review for a potential downgrade. In January 2000, Standard & Poor's revised its regulatory separation policy as it applies to U.S. telephone companies. Under the revised policy, Standard & Poor's will no longer assign higher corporate credit ratings to telephone operating subsidiaries. Rating actions by Standard & Poor's on us reflect both the new policy and their continued CreditWatch listings, which resulted from the pending Bell Atlantic-GTE merger.

     Our debt ratio was 58.9% at December 31, 1999, compared to 54.2% at December 31, 1998.

     On November 23, 1999, we declared a dividend in the amount of $223.0 million from Additional Paid-in Capital. The dividend was paid to NYNEX on February 1, 2000.

                  New England Telephone and Telegraph Company

OTHER MATTERS
-------------

Recent Accounting Pronouncement - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

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

New Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

Year "2000" Update

     Bell Atlantic implemented a comprehensive program to evaluate and address the impact of the Year 2000 date transition on its operations, including our operations. Bell Atlantic did not experience any material interruption or failure of its normal business functions or operations as a result of an actual or perceived Year 2000 problem.

     From the inception of Bell Atlantic's Year 2000 project through December 31, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic incurred total pre-tax expenses of approximately $230 million, and it has made capital expenditures of approximately $181 million. For 1999, total pre-tax expenses for Bell Atlantic's Year 2000 project were approximately $108 million and total capital expenditures were approximately $101 million.

                  New England Telephone and Telegraph Company

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

     The following table summarizes the fair values of our long-term debt and interest rate derivatives as of December 31, 1999 and 1998. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                                                December 31
                                                                                           -----------------------
(Dollars in Millions)                                                                          1999      1998
------------------------------------------------------------------------------------------------------------------
Fair value of long-term debt and interest rate derivatives                                   $1,838.0  $2,231.5
Fair value assuming a +100-basis-point shift                                                  1,727.8   2,106.7
Fair value assuming a -100-basis-point shift                                                  1,953.9   2,357.4

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

        The information required by this Item is set forth on Pages F-1 through F-24.

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

          23        Consent of Independent Accountants.

          24        Powers of Attorney.

          27        Financial Data Schedule.


     (b)  Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

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


                                     New England Telephone and Telegraph Company


                                     By  /s/  Edwin F. Hall
                                        ------------------------------------
                                              Edwin F. Hall
                                              Chief Financial Officer and
                                              Controller



March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Principal Executive Officer:

 Ivan G. Seidenberg          Chairman of the Board,
                             President and
                             Chief Executive Officer

Principal Financial Officer:

 Edwin F. Hall               Chief Financial Officer
                             and Controller           By  /s/ Edwin F. Hall
                                                        ------------------------
                                                              Edwin F. Hall
Directors:                                                    (individually and
                                                              as attorney-in-
 Richard L. Carrion                                           fact)
 Lodewijk J.R. de Vink                                        March 28, 2000
 Stanley P. Goldstein
 Helene L. Kaplan
 Elizabeth T. Kennan
 John F. Maypole
 Joseph Neubauer
 Hugh B. Price
 Ivan G. Seidenberg
 Walter V. Shipley
 John R. Stafford

                  New England Telephone and Telegraph Company

         Index to Financial Statements and Financial Statement Schedule



                                                             Page
                                                             ----

Report of Independent Accountants..........................   F-2

Statements of Income
     For the years ended December 31, 1999, 1998 and 1997..   F-3

Balance Sheets - December 31, 1999 and 1998................   F-4

Statements of Shareowner's Investment
     For the years ended December 31, 1999, 1998 and 1997..   F-6

Statements of Cash Flows
     For the years ended December 31, 1999, 1998 and 1997..   F-7

Notes to Financial Statements..............................   F-8

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 1999, 1998 and 1997..  F-24


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                  New England Telephone and Telegraph Company

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareowner of New England Telephone and Telegraph
Company:



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of New England Telephone and Telegraph Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.



/s/ PricewaterhouseCoopers LLP



New York, New York
February 14, 2000

                  New England Telephone and Telegraph Company

                              STATEMENTS OF INCOME
                        For the Years Ended December 31
                             (Dollars in Millions)


                                                                                       1999       1998      1997
------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES (including $86.7, $233.9 and $192.6 from affiliates)              $4,616.6   $4,804.5  $4,565.7
                                                                                   -------------------------------

OPERATING EXPENSES
 Employee costs, including benefits and taxes                                           938.2    1,209.7   1,121.6
 Depreciation and amortization                                                          990.3      935.9     905.9
 Other (including $745.7, $756.1 and $857.2 to affiliates)                            1,509.4    1,510.8   1,526.8
                                                                                   -------------------------------
                                                                                      3,437.9    3,656.4   3,554.3
                                                                                   -------------------------------
OPERATING INCOME                                                                      1,178.7    1,148.1   1,011.4

OTHER INCOME, NET (including $22.4, $22.8 and $19.8 from affiliates)                     25.4       33.3      25.6

INTEREST EXPENSE (including $18.1, $10.2 and $1.6 to affiliates)                        144.8      153.7     138.9
                                                                                   -------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM                                                                   1,059.3    1,027.7     898.1

PROVISION FOR INCOME TAXES                                                              408.3      394.0     342.2
                                                                                   -------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                        651.0      633.7     555.9

EXTRAORDINARY ITEM
 Early extinguishment of debt, net of tax                                                (3.7)       ---       ---
                                                                                   -------------------------------

NET INCOME                                                                           $  647.3   $  633.7  $  555.9
                                                                                   ===============================



                      See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                BALANCE SHEETS
                             (Dollars in Millions)


                                    ASSETS
                                    ------


                                                                                                  December 31
                                                                                            ----------------------
                                                                                                1999       1998
------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                          $     2.5  $    11.1
Short-term investments                                                                            166.9      159.0
Accounts receivable:
 Trade and other, net of allowances for uncollectibles of $68.0 and $60.1                         977.9      972.9
 Affiliates                                                                                       145.4      162.5
Material and supplies                                                                              70.5      117.6
Prepaid expenses                                                                                   53.2       35.2
Deferred income taxes                                                                              20.0        ---
Other                                                                                              50.1       70.2
                                                                                            ----------------------
                                                                                                1,486.5    1,528.5
                                                                                            ----------------------

PLANT, PROPERTY AND EQUIPMENT                                                                  14,964.9   14,136.9
Less accumulated depreciation                                                                   8,716.2    8,092.2
                                                                                            ----------------------
                                                                                                6,248.7    6,044.7
                                                                                            ----------------------

DEFERRED INCOME TAXES                                                                              16.2      141.1
                                                                                            ----------------------


OTHER ASSETS                                                                                      199.6      210.4
                                                                                            ----------------------

TOTAL ASSETS                                                                                  $ 7,951.0  $ 7,924.7
                                                                                            ======================




                      See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                                BALANCE SHEETS
                             (Dollars in Millions)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                December 31
                                                        -----------------------
                                                             1999        1998
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Debt maturing within one year:
 Notes payable to affiliates                               $  721.1    $  372.5
 Other                                                        100.3       145.4
Accounts payable and accrued liabilities:
 Affiliates                                                   912.2       822.3
 Other                                                        696.4       610.9
Other liabilities                                              40.5        46.9
                                                        -----------------------
                                                            2,470.5     1,998.0
                                                        -----------------------

LONG-TERM DEBT                                              1,805.7     1,932.1
                                                        -----------------------

EMPLOYEE BENEFIT OBLIGATIONS                                1,750.1     1,873.0
                                                        -----------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                            .6         ---
Unamortized investment tax credits                             42.2        47.3
Other                                                          51.9         4.8
                                                        -----------------------
                                                               94.7        52.1
                                                        -----------------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 13)

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                       1.0         1.0
Additional paid-in capital                                  1,678.7     2,014.2
Reinvested earnings                                           151.9        55.2
Accumulated other comprehensive loss                           (1.6)        (.9)
                                                        -----------------------
                                                            1,830.0     2,069.5
                                                        -----------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT              $7,951.0    $7,924.7
                                                        =======================




                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                             (Dollars in Millions)


                                                                           1999       1998       1997
-------------------------------------------------------------------------------------------------------

COMMON STOCK
 Balance at beginning of year                                            $    1.0   $    1.0   $    1.0
                                                                       --------------------------------
 Balance at end of year                                                       1.0        1.0        1.0
                                                                       --------------------------------


ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year                                             2,014.2    2,026.6    2,026.6
 Distributions of additional paid-in capital to NYNEX                      (336.8)     (12.4)       ---
 Other                                                                        1.3        ---        ---
                                                                        --------------------------------
 Balance at end of year                                                   1,678.7    2,014.2    2,026.6
                                                                        --------------------------------

REINVESTED EARNINGS
 Balance at beginning of year                                                55.2      251.6      257.9
 Net income                                                                 647.3      633.7      555.9
 Dividends declared                                                        (555.2)    (832.7)    (562.2)
 Other                                                                        4.6        2.6        ---
                                                                       --------------------------------
 Balance at end of year                                                     151.9       55.2      251.6
                                                                       --------------------------------


ACCUMULATED OTHER COMPREHENSIVE LOSS
 Balance at beginning of year                                                 (.9)       ---        ---
 Minimum pension liability adjustment                                         (.7)       (.9)       ---
                                                                       --------------------------------
 Balance at end of year                                                      (1.6)       (.9)       ---
                                                                       --------------------------------

 TOTAL SHAREOWNER'S INVESTMENT                                            $1,830.0   $2,069.5   $2,279.2
                                                                       ================================

COMPREHENSIVE INCOME
 Net income                                                              $  647.3   $  633.7   $  555.9
 Minimum pension liability adjustment                                         (.7)       (.9)       ---
                                                                       --------------------------------
TOTAL COMPREHENSIVE INCOME                                               $  646.6   $  632.8   $  555.9
                                                                       ================================



                       See Notes to Financial Statements.

                  New England Telephone and Telegraph Company

                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                             (Dollars in Millions)


                                                                                    1999        1998        1997
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $   647.3   $   633.7   $   555.9
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                                      990.3       935.9       905.9
  Extraordinary items, net of tax                                                      3.7         ---         ---
  Equity income in affiliate                                                         (20.2)      (15.7)      (18.0)
  Dividends received from equity affiliate                                            27.8        21.4         8.3
  Deferred income taxes, net                                                          89.5       (42.5)       (4.4)
  Investment tax credits                                                              (5.1)       (5.4)       (6.3)
  Other items, net                                                                    (5.2)        (.6)       (4.8)
    Changes in certain assets and liabilities:
      Accounts receivable                                                             12.1       (72.2)      (82.7)
      Material and supplies                                                           43.1        (9.4)      (13.9)
      Other assets                                                                   (17.2)      (12.1)      (72.3)
      Accounts payable and accrued liabilities                                       129.4       161.1       109.6
      Employee benefit obligations                                                  (124.5)      165.8       142.3
      Other liabilities                                                               57.2       (13.7)       (1.3)
                                                                               -----------------------------------
Net cash provided by operating activities                                          1,828.2     1,746.3     1,518.3
                                                                               -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                 (166.9)     (198.0)     (131.6)
Proceeds from sale of short-term investments                                         159.0       170.6         ---
Capital expenditures                                                              (1,128.0)   (1,031.6)     (957.2)
Net change in note receivable from affiliate                                           ---         ---        39.9
Other, net                                                                           (34.0)      (39.3)      (11.6)
                                                                               -----------------------------------
Net cash used in investing activities                                             (1,169.9)   (1,098.3)   (1,060.5)
                                                                               -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                             198.4         ---       181.1
Principal repayments of borrowings and capital lease obligations                    (145.4)     (100.5)     (175.5)
Early extinguishment of debt                                                        (225.0)        ---         ---
Net change in notes payable to affiliate                                             348.6       126.3       246.2
Dividends paid                                                                      (719.6)     (668.3)     (678.9)
Distributions of additional paid-in capital                                         (113.8)      (12.4)        ---
Net change in outstanding checks drawn on controlled
 disbursement accounts                                                               (10.1)       (1.3)      (25.6)
                                                                               -----------------------------------
Net cash used in financing activities                                               (666.9)     (656.2)     (452.7)
                                                                               -----------------------------------

NET CHANGE IN CASH                                                                    (8.6)       (8.2)        5.1

CASH, BEGINNING OF YEAR                                                               11.1        19.3        14.2
                                                                               -----------------------------------

CASH, END OF YEAR                                                                $     2.5   $    11.1   $    19.3
                                                                               ===================================



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

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are bringing increased competitive pressures in our current businesses, but will also open new markets to Bell Atlantic.

     Basis of Presentation

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     We have a 33-1/3% ownership interest in Telesector Resources Group, Inc. (Telesector Resources) and share voting rights equally with the other owner, New York Telephone Company (New York Telephone), which is a wholly owned subsidiary of NYNEX. We use the equity method of accounting for our investment in Telesector Resources. We also have a 4.57% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

     We have reclassified certain amounts from prior periods to conform with our current presentation.

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

     Average Lives (in years)
     ---------------------------------------------------------------
     Buildings                                       20 - 60
     Central office equipment                         5 - 12
     Outside communications plant                     8 - 55
     Furniture, vehicles and other                    3 - 15

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

     Computer Software Costs

     Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $230 million in 1999. We also capitalized approximately $33 million as an intangible asset in 1999.

     Prior to 1999, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

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

     Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer. For periods prior to the Bell Atlantic - NYNEX merger (see Note 2), NYNEX filed its own consolidated federal income tax return.

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

     Costs of Start-Up Activities

     Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because we did not historically capitalize start-up activities.

     New Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. We must adopt SFAS No. 133 no later than January 1, 2001.

     On March 3, 2000, the FASB issued a Proposed SFAS "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which would amend SFAS No. 133. The proposed amendments address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated debt instruments, and intercompany derivatives.

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

     New Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                  New England Telephone and Telegraph Company

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

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997, 1998 and 1999, 26, 95 and 24 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our balance sheets as a component of Employee Benefit Obligations.

Other Initiatives

     During 1997, we recorded other charges and special items totaling approximately $60 million (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. These charges were comprised of the following significant items.

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

                  New England Telephone and Telegraph Company

     The following table provides a reconciliation of the liabilities associated with merger-related costs and other charges and special items described above:


                                                                                                      (DOLLARS IN MILLIONS)
                                                                                    1997                               1998
                              ---------------------------------------------------------------------------------------------
                                           Charged to
                                Beginning  Expense or                             End of                             End of
                                  of Year     Revenue    Deductions   Adjustments   Year   Deductions   Adjustments    Year
                              ---------------------------------------------------------------------------------------------
Merger-Related:
Direct incremental costs          $   ---       $ 1.0        $(1.0)a         $---  $ ---       $  ---         $ ---   $ ---
Severance obligation                  ---        31.9           ---           2.0   33.9        (1.5)a          4.7    37.1
Other Initiatives:
Regulatory and legal
 contingencies and other
 special items                        ---        55.6        (11.7)b          ---   43.9       (15.1)c         (1.1)   27.7
                              ---------------------------------------------------------------------------------------------
                                  $   ---       $88.5       $(12.7)          $2.0  $77.8      $(16.6)         $ 3.6   $64.8
                              =============================================================================================
                                            (DOLLARS IN MILLIONS)
                                                             1999
                              -----------------------------------

                                                           End of
                                Deductions   Adjustments     Year
                              -----------------------------------
Merger-Related:
Direct incremental costs             $ ---         $ ---    $ ---
Severance obligation                 (1.9)a         (2.6)    32.6
Other Initiatives:
Regulatory and legal
 contingencies and other
 special items                       (1.9)b          ---     25.8
                              -----------------------------------
                                    $(3.8)         $(2.6)   $58.4
                              ===================================



 .   Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities.

 .   Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.

        a - primarily comprised of cash payments b - primarily comprised of asset write-offs c - comprised of refunds to customers of $8.4 million and asset write-
            offs of $6.7 million

     Liabilities for regulatory and legal contingencies, and other special items will be utilized as the respective matter is settled. The obligation for severance benefits, which has been determined under SFAS No. 112, represents expected payments to employees who leave the company with benefits provided under pre-existing separation pay plans. The severance obligation is adjusted through annual costs, which are actuarially determined based upon financial market interest rates, experience, and management's best estimate of future benefit payments. At December 31, 1999, the merger-related separations were completed and the remaining balance represents our obligation for ongoing separations under the pre-existing separation pay plans, in accordance with SFAS No. 112.

3.   PROPOSED BELL ATLANTIC - GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

     It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals (all of which have been obtained except that of the Federal Communications Commission) and receipt of opinions that the merger will be tax-free.

     The companies are targeting completion of the merger in the second quarter of 2000.

4.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                             December 31
                                                  ------------------------------
(Dollars in Millions)                                     1999           1998
--------------------------------------------------------------------------------
Land                                                 $    35.6      $    35.9
Buildings                                                928.8          900.9
Central office equipment                               6,368.7        5,898.8
Outside communications plant                           6,411.5        6,187.4
Furniture, vehicles and other work equipment             775.5          778.8
Other                                                    147.2           84.4
Construction-in-progress                                 297.6          250.7
                                                  ------------------------------
                                                      14,964.9       14,136.9
Accumulated depreciation                              (8,716.2)      (8,092.2)
                                                  ------------------------------
Total                                                $ 6,248.7      $ 6,044.7
                                                  ==============================

                  New England Telephone and Telegraph Company

5.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. Total rent expense amounted to $76.2 million in 1999, $84.1 million in 1998 and $84.8 million in 1997. We incurred no initial capital lease obligations in 1999, 1998 and 1997.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                                 December 31
                                                              ------------------
(Dollars in Millions)                                            1999    1998
--------------------------------------------------------------------------------
Capital leases                                                  $ 3.4   $ 6.0
Accumulated amortization                                         (1.9)   (4.3)
                                                              ------------------
Total                                                           $ 1.5   $ 1.7
                                                              ==================

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 1999:

(Dollars in Millions)
Years                                        Capital Leases  Operating Leases
--------------------------------------------------------------------------------
2000                                                    $.5            $ 32.1
2001                                                     .1              31.8
2002                                                     --              30.6
2003                                                     --              28.9
2004                                                     --              27.7
Thereafter                                               --             159.8
                                           -------------------------------------
Total minimum rental commitments                         .6            $310.9
                                                           =====================
Less interest and executory costs                        .2
                                           ----------------
Present value of minimum lease payments                  .4
Less current installments                                .3
                                           ----------------
Long-term obligation at December 31, 1999               $.1
                                           ================

6.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:


(Dollars in Millions)                                                                                    1999     1998
--------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (BANFC)                                                                       $653.1   $ 67.1
Note payable to affiliate (BAAS)                                                                          68.0      ---
Note payable to affiliate (NYNEX)                                                                          ---    305.4
Long-term debt maturing within one year                                                                  100.3    145.4
                                                                                                      --------------------
Total debt maturing within one year                                                                     $821.4   $517.9
                                                                                                      ====================
Weighted average interest rate for notes payable outstanding at year-end                                   6.1%     4.9%
                                                                                                      ====================

     We have a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including us, and invests funds in temporary investments on their behalf. At December 31, 1999, we had no funds available under our line of credit with BANFC. Beginning in 1999, we also obtain short-term financing through advances from another affiliated company, Bell Atlantic Administrative Services, Inc. (BAAS). Prior to 1999, we had an agreement with NYNEX for the provision of short-term financing and cash management services.

                   New England Telephone and Telegraph Company

     Long-Term Debt

     Long-term debt consists of debentures and notes that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                                 Interest
Description                                                                          Rate  Maturity     1999         1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Dollars in Millions)
Thirty-eight year debenture                                                                            $    ---    $   45.0
Forty year debenture                                                                4 1/2      2002        50.0        50.0
Forty year debenture                                                                4 5/8      2005        60.0        60.0
Thirty-nine year debenture                                                          6 1/8      2006       100.0       100.0
Thirty-five year debenture                                                                                  ---       200.0
Forty year debenture                                                                6 3/8      2008       125.0       125.0
Thirty year debenture                                                               7 7/8      2022       100.0       100.0
Thirty year debenture                                                               6 7/8      2023       250.0       250.0
Forty year debenture                                                                7 7/8      2029       349.0       349.0
Forty year debenture                                                                    9      2031        75.0       100.0
Seven year note payable                                                                                     ---       100.0
Seven year note payable                                                             5 3/4      2000       100.0       100.0
Ten year note payable                                                               8 5/8      2001       100.0       100.0
Ten year note payable                                                               6 1/4      2003       225.0       225.0
Ten year note payable                                                               5 7/8      2009       200.0         ---
Fifteen year note payable                                                            6.30      2012       175.0       175.0
                                                                                                   ------------------------

                                                                                                        1,909.0     2,079.0
Unamortized discount and premium, net                                                                      (3.4)       (2.3)
Capital lease obligations - average rate 9.5% and 9.7%                                                       .4          .8
                                                                                                   ------------------------
Total long-term debt, including current maturities                                                      1,906.0     2,077.5
Less maturing within one year                                                                             100.3       145.4
                                                                                                   ------------------------
Total long-term debt                                                                                   $1,805.7    $1,932.1
                                                                                                   ========================

     Our debentures outstanding at December 31, 1999 include $335.0 million that is callable. The call prices range from 100.65% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $175.0 million of our long-term debt, bearing interest at 6.30%, will become redeemable only on December 16, 2002, at the option of the holders. The redemption price will be 100.0% of face value plus accrued interest.

     During 1999, we recorded extraordinary charges that reduced net income by $3.7 million (net of an income tax benefit of $2.3 million) associated with early extinguishments of long-term debt. The extinguishments and issuance of debt consisted of the following:

     . In April 1999, we issued $200.0 million of 5.875% notes due on April 15, 2009. The proceeds of this issuance were used in May 1999 to redeem $200.0 million of 7.375% notes due on October 15, 2007.

     . In May, we repurchased $25.0 million of 9.0% debentures due on August 1, 2031.


7.   FINANCIAL INSTRUMENTS

     Interest Rate Swap Agreement

     In February 1998, an interest rate swap agreement was transferred to us by an affiliate. We use this interest rate swap agreement to adjust the interest rate profile of our debt portfolio and allow us to achieve a targeted mix of floating and fixed rate debt. This interest rate swap agreement has not significantly affected our relative proportion of variable and fixed interest expense.

     The following table provides additional information about our interest rate swap agreement. The notional amounts shown below are used to calculate interest payments to be exchanged. These amounts are not actually paid or received, nor

                   New England Telephone and Telegraph Company

are they a measure of our potential gains or losses from market risks. They do not represent our exposure in the event of nonperformance by a counterparty or our future cash requirements.

(Dollars in Millions)              Notional               Weighted Average Rate
Pay Fixed:                          Amount   Maturities     Receive       Pay
-------------------------------------------------------------------------------
December 31:
1999                                 $175.0        2002           6.3%      6.2%
1998                                  175.0        2002           6.3       5.3

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments, trade receivables and an interest rate swap agreement. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $419.4 million in 1999, $496.5 million in 1998 and $545.1 million in 1997.

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

     Fair Value of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                          Valuation Method
---------------------------------------------------------------------------------------------------------------------------
Notes payable to affiliates (BANFC, BAAS and NYNEX)           Carrying amounts
 and short-term investments
Debt (excluding capital leases)                               Market quotes for similar terms and maturities or future cash flows discounted at current rates

Interest rate swap agreement                                  Future cash flows discounted at current rates

                                                                           1999                           1998
                                                            ---------------------------------------------------------------
                                                                   Carrying                        Carrying
                                                                     Amount       Fair Value         Amount      Fair Value
---------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in Millions)
Debt                                                               $2,626.7         $2,555.8       $2,449.2        $2,597.9
Interest rate swap agreement                                            ---              3.3            ---             6.1

                   New England Telephone and Telegraph Company

8.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

     The change in other comprehensive loss, net of income tax benefit, is as follows:

                                                                                           Years ended December 31
                                                                                        ---------------------------
(Dollars in Millions)                                                                       1999     1998     1997
-------------------------------------------------------------------------------------------------------------------
Other comprehensive loss:
 Minimum pension liability adjustment (net of income tax benefit of $.4, $.6 and $0)        $ (.7)   $ (.9)   $ ---
                                                                                        ---------------------------
                                                                                            $ (.7)   $ (.9)   $ ---
                                                                                        ===========================


   Accumulated other comprehensive loss is comprised of the following:

                                                               December 31
                                                           ------------------
(Dollars in Millions)                                         1999     1998
-----------------------------------------------------------------------------
Accumulated other comprehensive loss:
 Minimum pension liability adjustment                         $(1.6)  $ (.9)
                                                         --------------------
                                                              $(1.6)  $ (.9)
                                                         ====================

9.   STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1997 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

(Dollars in Millions)                                      1999    1998    1997
--------------------------------------------------------------------------------
Net income:
 As reported                                              $647.3  $633.7  $555.9
 Pro forma                                                 634.9   626.3   546.4

     These results may not be representative of the effects on pro forma net income for future years.

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                           1999    1998    1997
-------------------------------------------------------------------------------
Dividend yield                                             3.98%   4.59%   4.86%
Expected volatility                                       21.51%  18.63%  14.87%
Risk-free interest rate                                    4.82%   5.55%   6.35%
Expected lives (in years)                                     5       5       5

     The weighted average value of options granted was $9.60 per option in 1999, $6.47 per option during 1998 and $4.30 per option during 1997.

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

     In 1998, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees.

     The structure of Bell Atlantic's benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1999. What follows are our benefit costs and obligations for 1999, 1998 and 1997. The disclosures in 1997 reflect the historic benefit plans and actuarial assumptions in effect during those years, as shown in the tables below.

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

     The following table summarizes our benefit costs for 1999, 1998 and 1997.

                                                                                   Years ended December 31
                                                                  Pension              Healthcare and Life
                                                       ----------------------------------------------------
(Dollars in Millions)                                      1999     1998     1997    1999    1998     1997
-----------------------------------------------------------------------------------------------------------
Net periodic (income) benefit cost                       $(107.6)  $(87.7)  $(74.2)  $81.8  $ 74.2   $ 90.7
                                                       ----------------------------------------------------

Special termination benefits                                 ---    217.6    190.0     ---    24.8     23.6
Curtailment (gain)loss (including recognition of
 prior service cost)                                         ---    (23.5)   (36.0)    ---    59.6     45.4
Release of severance and postretirement medical
 reserves                                                    ---     (5.3)   (33.1)    ---    (7.1)   (42.4)
                                                       ----------------------------------------------------
Retirement incentive cost, net                               ---    188.8    120.9     ---    77.3     26.6

Total (income) benefit cost                              $(107.6)  $101.1   $ 46.7   $81.8  $151.5   $117.3

Above table does not include costs allocated from Telesector Resources. See "Retirement Incentives" section for additional information.


     Amounts recognized on the balance sheets consist of:

                                                                                      December 31
                                                              Pension         Healthcare and Life
                                                       -------------------------------------------
(Dollars in Millions)                                      1999      1998       1999        1998
--------------------------------------------------------------------------------------------------
Employee benefit obligations                             $(569.2)  $(663.1)  $(1,124.5)  $(1,152.7)
Other assets                                                 1.5       1.1         ---         ---
Accumulated other comprehensive loss                         2.6       1.5         ---         ---

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and special termination benefits.

                   New England Telephone and Telegraph Company

Assumptions

     The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                   Pension         Healthcare and Life
                                                           --------------------------------------------
                                                             1999   1998   1997    1999    1998    1997
-------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 8.00%  7.00%  7.25%   8.00%   7.00%   7.25%
Long-term rate of return on plan assets for the year         9.00   8.90   8.90    9.00    8.90    8.40
Rate of future increases in compensation at end of year      4.00   4.00   4.00    4.20    4.00    4.00
Medical cost trend rate at end of year                                             5.50    6.00    6.50
 Ultimate (year 2001)                                                              5.00    5.00    5.00
Dental cost trend rate at end of year                                              3.50    3.50    3.50
 Ultimate (year 2002)                                                              3.00    3.00    3.00

Retirement Incentives

     In 1993, we recorded costs totaling $440.6 million (pre-tax) for severance and postretirement medical benefits under an involuntary force reduction plan, of which $45.6 million was our allocated portion of Telesector Resources' cost for its force reduction plan. Beginning in 1994, retirement incentives were offered as a voluntary means of implementing substantially all of the work force reductions announced in 1993.

     Since the inception of the retirement incentive program, we have recorded additional costs totaling approximately $971.8 million (pre-tax) through December 31, 1998. The retirement incentive costs included amounts charged to us by Telesector Resources for an allocated portion of the employees who left Telesector Resources under the retirement incentive program. The Company's allocated portion of Telesector Resources' costs were $23.5 million in 1998, $54.5 million in 1997, $9.5 million in 1996, $36.3 million in 1995 and $36.1 million in 1994. As of December 31, 1998, employees who left the business under the retirement incentive program totaled 9,390, consisting of 3,145 management and 6,245 associate employees (including 1,507 management and 332 associate employees of Telesector Resources). These additional costs and the corresponding number of employees accepting the retirement incentive offer for each year are as follows:

                                                           (Dollars in Millions)
Year                                                          Amount  Employees
--------------------------------------------------------------------------------
 1994                                                         $168.1      2,241
 1995                                                          174.5      1,862
 1996                                                          132.2      1,582
 1997                                                          202.0      1,697
 1998                                                          295.0      2,008
                                                            -------------------
                                                              $971.8      9,390
                                                            ====================

     The retirement incentive costs paid for our employees are included in Employee Costs and the allocated costs from Telesector Resources are included in Other Operating Expenses on our statements of income. The accrued liability related to our employees is a component of the Employee Benefit Obligations and the accrued liability related to our allocated portion of Telesector Resources' employees is a component of Accounts payable and accrued liabilities - Affiliates reported on our consolidated balance sheets. The additional costs were comprised of special termination pension and postretirement benefit amounts, as well as employee costs for other items. These costs were reduced by severance and postretirement medical benefit reserves established in 1993 and transferred to offset the pension and postretirement benefit liabilities as employees accepted the retirement incentive offer. The retirement incentive program covering management employees ended on March 31, 1997 and the program covering associate employees was completed in September 1998.

     The following table provides the amounts transferred from the 1993 reserve balance to pension and postretirement benefits (OPEB) liabilities:

                                                  (Dollars in Millions)
Years                                         Severance   OPEB   Total
-----------------------------------------------------------------------
 1994                                            $106.1  $ 61.3  $167.4
 1995                                              38.6    34.7    73.3
 1996                                              42.5    64.9   107.4
 1997                                              35.2    44.9    80.1
 1998                                               5.3     7.1    12.4
                                            ---------------------------
                                                 $227.7  $212.9  $440.6
                                            ===========================

                   New England Telephone and Telegraph Company

     The remaining severance and postretirement medical reserves balances associated with the 1993 restructuring plan were as follows at December 31, 1997 and 1998:

                                                         (Dollars in Millions)
                                                                 1997     1998
-------------------------------------------------------------------------------
Beginning of year                                               $ 92.5   $ 12.4
Utilization                                                      (80.1)   (12.4)
                                                              -----------------
End of year                                                     $ 12.4   $    0
                                                              =================

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Bell Atlantic. Bell Atlantic maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former NYNEX companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. At the date of the merger, NYNEX common stock outstanding was converted to Bell Atlantic shares using an exchange ratio of 0.768 of a share of Bell Atlantic common stock to one share of NYNEX common stock. Bell Atlantic recognizes leveraged ESOP cost based on the shares allocated method for this leveraged ESOP that held shares after December 31, 1989. We recognize ESOP cost based on our matching obligation attributable to our participating employees. We recorded savings plan costs for management employees of $12.1 million in 1999, $8.5 million in 1998 and $6.4 million in 1997. In addition to the ESOP, Bell Atlantic maintains savings plans for our associate employees. Compensation expense associated with these savings plans was $23.9 million in 1999, $19.0 million in 1998 and $20.1 million in 1997.

11.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                       Years ended December 31
                                                    ---------------------------
(Dollars in Millions)                                   1999     1998     1997
-------------------------------------------------------------------------------
Current:
 Federal                                               $267.7   $369.1   $301.1
 State and local                                         56.2     72.8     51.8
                                                    ---------------------------
                                                        323.9    441.9    352.9
                                                    ---------------------------
Deferred:
 Federal                                                 73.7    (34.3)    (2.9)
 State and local                                         15.8     (8.2)    (1.5)
                                                    ---------------------------
                                                         89.5    (42.5)    (4.4)
                                                    ---------------------------
                                                        413.4    399.4    348.5
Investment tax credits                                   (5.1)    (5.4)    (6.3)
                                                    ----------------------------
Total income tax expense                               $408.3   $394.0   $342.2
                                                    ===========================

     The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                       Years ended December 31
                                                    ---------------------------
                                                        1999     1998     1997
-------------------------------------------------------------------------------
Statutory federal income tax rate                        35.0%    35.0%    35.0%
Investment tax credits                                    (.3)     (.4)     (.5)
State income taxes, net of federal tax benefits           4.4      4.1      3.6
Other, net                                                (.6)     (.4)      --
                                                    ---------------------------
Effective income tax rate                                38.5%    38.3%    38.1%
                                                    ===========================

                   New England Telephone and Telegraph Company

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax (assets) liabilities are shown in the following table:

                                                                December 31
                                                           -------------------
(Dollars in Millions)                                          1999      1998
------------------------------------------------------------------------------
Deferred tax assets:
 Employee benefits                                           $(806.6)  $(757.3)
 Investment tax credits                                        (17.5)    (19.6)
 Other                                                         (84.5)   (107.2)
                                                           -------------------
                                                              (908.6)   (884.1)
                                                           -------------------
Deferred tax liabilities:
 Depreciation                                                  774.4     748.1
 Other                                                          98.6      11.3
                                                           -------------------
                                                               873.0     759.4
                                                           -------------------
Net deferred tax (asset)                                     $ (35.6)  $(124.7)
                                                           ===================

     Deferred tax assets include approximately $507 million at December 31, 1999 and $490 million at December 31, 1998, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

12.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:
                                                                 December 31
                                                            --------------------
(Dollars in Millions)                                           1999      1998
--------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
 Accounts payable - affiliates                                $  909.2  $  821.8
 Accounts payable - other                                        507.4     428.1
 Accrued vacation pay                                             85.7      91.3
 Accrued taxes                                                    38.6      30.7
 Accrued expenses                                                 33.1      25.6
 Interest payable - other                                         31.6      35.2
 Interest payable - affiliate                                      3.0        .5
                                                            --------------------
                                                              $1,608.6  $1,433.2
                                                            ====================
Other current liabilities:
 Advance billings and customer deposits                       $   40.5  $   30.4
 Deferred income taxes                                             ---      16.5
                                                            --------------------
                                                              $   40.5  $   46.9
                                                            ====================

                                                                                         Years ended December 31
                                                                                       -------------------------
(Dollars in Millions)                                                                     1999     1998    1997
----------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
 Income taxes, net of amounts refunded                                                    $311.0  $362.5  $475.8
 Interest, net of amounts capitalized                                                      143.1   156.7   137.2

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                      144.8   153.7   138.9
Capitalized interest                                                                        13.9    13.8    13.0
Advertising expense                                                                         21.7    24.1    31.0

     Interest paid during the year includes $6.1 million in 1999, $9.2 million in 1998 and $1.6 million in 1997 related to short-term financing services provided by NYNEX. In 1999, interest paid during the year also includes $5.1 million related to short-term financing services provided by Bell Atlantic Network Funding Corporation and $4.6 million related to short-term financing services provided by Bell Atlantic Administrative Services, Inc. (see Note 6).

                   New England Telephone and Telegraph Company

     Advertising expense includes $20.2 million in 1999, $23.4 million in 1998 and $31.0 million in 1997 allocated to us by Telesector Resources. Advertising expense also includes $1.5 million in 1999 and $.7 million in 1998 allocated to us by Bell Atlantic Network Services, Inc.

     At December 31, 1999 and 1998, 29.1 million and $39.2 million of bank overdrafts were classified as accounts payable.

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

14.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Telesector Resources, NYNEX, Bell Atlantic Network Services Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic Administrative Services Inc. (BAAS) and various other affiliates.

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

     We receive technical and support services from Bell Communications Research, Inc. (Bellcore), a company previously owned jointly by the regional holding companies. In 1997, Bell Atlantic and the other Bellcore owners sold their jointly owned investment in Bellcore. We continue to contract with Bellcore (now known as Telcordia Technologies, Inc.) for technical and support services. The costs of these services were billed to us separately through Telesector Resources until July 1998 and are now billed through NSI.

     We recognize interest expense/income in connection with contractual arrangements with NYNEX, BAAS and BANFC to provide short-term financing, investing and cash management services to us (see Note 6).

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

                   New England Telephone and Telegraph Company

The agreement under which these revenues were earned was terminated, effective January 1, 1999, except with respect to the Maine directory business. Payments received under the agreement relating to all states except Maine totaled $170.0 million in 1998 and $136.2 million in 1997. As of December 31, 1999, Yellow Pages had given notice of its intention to terminate the payments relating to the Maine directory business upon receipt of regulatory approval. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

     We record income under the equity method of accounting from our investment in Telesector Resources. We also paid cash dividends and a cash distribution from additional paid-in capital to our parent company, NYNEX.

     On June 1, 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Bell Atlantic at its fair value in accordance with a Federal Communications Commission order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $186,004 to receive a 3.65% ownership interest in SMS/800. Our ownership percentage has increased to 4.57% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income and receive cash dividends.

     Transactions with affiliates are summarized as follows:

                                                        Years Ended December 31
                                                      --------------------------
(Dollars in Millions)                                     1999     1998    1997
--------------------------------------------------------------------------------

Operating revenues:
 Yellow Pages directory revenues                         $ 19.3   $185.6  $147.1
 Other revenue from affiliates                             67.4     48.3    45.5
                                                      --------------------------
                                                           86.7    233.9   192.6
                                                      --------------------------

Operating expenses:
 Telesector Resources                                     552.8    657.4   819.8
 NSI                                                      191.4     84.7     ---
 NYNEX                                                      (.5)    11.1    16.1
 Bellcore                                                   ---      ---    16.1
 Other                                                      2.0      2.9     5.2
                                                      --------------------------
                                                          745.7    756.1   857.2
                                                      --------------------------

Other income:
 Equity income from Telesector Resources                   19.1     15.7    18.0
 Equity income from SMS/800                                 1.1      ---     ---
 Interest income from NYNEX                                 ---       .8     1.8
 Interest income from BANFC                                 2.2      6.3     ---
                                                      --------------------------
                                                           22.4     22.8    19.8
                                                      --------------------------

Interest expense:
 Interest expense to NYNEX                                  5.4      9.7     1.6
 Interest expense to BAAS                                   5.0      ---     ---
 Interest expense to BANFC                                  7.7       .5     ---
                                                      --------------------------
                                                           18.1     10.2     1.6
                                                      --------------------------


Dividends to NYNEX                                        555.2    832.7   562.2
Distributions of additional paid-in capital to NYNEX      336.8     12.4     ---

Dividends received from Telesector Resources               26.7     21.4     8.3
Dividends received from SMS/800                             1.1      ---     ---

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 1999 and 1998 as Accounts Receivable - Affiliates, Notes Payable to Affiliates, and Accounts Payable and Accrued Liabilities - Affiliates.

     On November 23, 1999, we declared a dividend in the amount of $223.0 million from Additional Paid-in Capital. The dividend was paid to NYNEX on February 1, 2000.

                   New England Telephone and Telegraph Company

15.  SEGMENT INFORMATION

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

16.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                       Income Before
                            Operating    Operating     Extraordinary
Quarter Ended                Revenues       Income         Item       Net Income
--------------------------------------------------------------------------------
                                             (Dollars in Millions)
1999:
March 31                     $1,156.5     $  327.3            $183.1      $183.1
June 30                       1,143.3        313.1             177.1       173.4
September 30                  1,155.6        255.6             139.0       139.0
December 31                   1,161.2        282.7             151.8       151.8
                        --------------------------------------------------------
Total                        $4,616.6     $1,178.7            $651.0      $647.3
                        ========================================================

1998:
March 31                     $1,204.1     $  174.0            $ 87.9      $ 87.9
June 30                       1,203.1        344.9             188.9       188.9
September 30                  1,222.5        300.9             170.4       170.4
December 31                   1,174.8        328.3             186.5       186.5
                         -------------------------------------------------------
Total                        $4,804.5     $1,148.1            $633.7      $633.7
                        ========================================================

                  New England Telephone and Telegraph Company

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                              (Dollars in Millions)

                                                                    Additions
                                                   ----------------------------------------
                                         Balance at                              Charged to
                                       Beginning of          Charged to      Other Accounts         Deductions        Balance at End
Description                                  Period            Expenses             Note(a)           Note (b)             of Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 1999                                     $60.1               $72.1              $107.9             $172.1                 $68.0

Year 1998                                     $53.7               $69.5              $ 86.2             $149.3                 $60.1

Year 1997                                     $53.6               $69.0              $ 78.8             $147.7                 $53.7

Restructuring Reserves:

Year 1999                                     $ ---               $ ---              $  ---             $  ---                 $ ---

Year 1998                                     $12.4               $ ---              $  ---             $ 12.4                 $ ---

Year 1997                                     $92.5               $ ---              $  ---             $ 80.1                 $12.4

-------------------------------------------

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999



                   New England Telephone and Telegraph Company



                          COMMISSION FILE NUMBER 1-1150

Form 10-K for 1999
File No. 1-1150
Page 1 of 1


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