Form 10-K405/A
period 1999-12-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 2000-04-12
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                  FORM 10-K/A
                     --------------------------------------
                                AMENDMENT NO. 1

(Mark one)
   [x]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999*

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

* CORRECTED BY THIS FORM 10-K/A

                                  SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                         New England Telephone and Telegraph
                                          Company


                                         By  /s/  Edwin F. Hall
                                            ---------------------------------
                                              Edwin F. Hall
                                              Chief Financial Officer and
                                               Controller



Date:  April 11, 2000