Form 10-Q
period 2000-03-31
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 2000-05-12
CIK 71344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q
                             _____________________


(Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME

                                                  Three Months Ended March 31,
                                                 -----------------------------
(Dollars in Millions) (Unaudited)                          2000           1999
------------------------------------------------------------------------------
OPERATING REVENUES
 (including $27.3 and $15.7 from affiliates)           $1,168.9       $1,156.5
                                                 -----------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes              227.2          225.1
Depreciation and amortization                             252.0          240.5
Other (including $175.3 and $164.4 to affiliates)         383.9          363.6
                                                 -----------------------------
                                                          863.1          829.2
                                                 -----------------------------

OPERATING INCOME                                          305.8          327.3

OTHER INCOME, NET
 (including $4.1 and $4.6 from affiliates)                  5.9            6.3

INTEREST EXPENSE
 (including $11.4 and $2.5 to affiliates)                  40.3           34.9
                                                 -----------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  271.4          298.7

PROVISION FOR INCOME TAXES                                105.1          115.6
                                                 -----------------------------

NET INCOME                                             $  166.3       $  183.1
                                                 =============================

                  See Notes to Condensed Financial Statements.

                   New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                 March 31,        December 31,
(Dollars in Millions) (Unaudited)                  2000               1999
------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                            $     ---            $     2.5
Short-term investments                              111.3                166.9
Accounts receivable:
 Trade and other, net of allowances for
     uncollectibles of $72.4 and $68.0              988.9                977.9
 Affiliates                                         141.1                145.4
Material and supplies                                70.1                 70.5
Prepaid expenses                                     46.3                 53.2
Deferred income taxes                                20.0                 20.0
Other                                                53.6                 50.1
                                            ----------------------------------
                                                  1,431.3              1,486.5
                                            ----------------------------------

PLANT, PROPERTY AND EQUIPMENT                    15,170.9             14,964.9
Less accumulated depreciation                     8,913.1              8,716.2
                                            ----------------------------------
                                                  6,257.8              6,248.7
                                            ----------------------------------

DEFERRED INCOME TAXES                                 ---                 16.2
                                            ----------------------------------

OTHER ASSETS                                        245.2                199.6
                                            ----------------------------------

TOTAL ASSETS                                    $ 7,934.3            $ 7,951.0
                                            ==================================

                  See Notes to Condensed Financial Statements.

                   New England Telephone and Telegraph Company

                            CONDENSED BALANCE SHEETS

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                                                                   March 31,       December 31,
(Dollars in Millions) (Unaudited)                                                                    2000              1999
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliates                                                                         $  778.4            $  721.1
 Other                                                                                                 100.3               100.3
Accounts payable and accrued liabilities:
 Affiliates                                                                                            723.4               912.2
 Other                                                                                                 763.5               696.4
Other liabilities                                                                                       40.8                40.5
                                                                                               ---------------------------------
                                                                                                     2,406.4             2,470.5
                                                                                               ---------------------------------

LONG-TERM DEBT                                                                                       1,805.5             1,805.7
                                                                                               ---------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                         1,695.8             1,750.1
                                                                                               ---------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                                   27.4                  .6
Unamortized investment tax credits                                                                      41.0                42.2
Other                                                                                                   41.2                51.9
                                                                                               ---------------------------------
                                                                                                       109.6                94.7
                                                                                               ---------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                                1.0                 1.0
Additional paid-in capital                                                                           1,599.4             1,678.7
Reinvested earnings                                                                                    318.2               151.9
Accumulated other comprehensive loss                                                                    (1.6)               (1.6)
                                                                                               ---------------------------------
                                                                                                     1,917.0             1,830.0
                                                                                               ---------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                       $7,934.3            $7,951.0
                                                                                               =================================

                  See Notes to Condensed Financial Statements.

                   New England Telephone and Telegraph Company

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Three Months Ended March 31,
                                                                                                    ------------------------------
(Dollars in Millions) (Unaudited)                                                                             2000            1999
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                  $ 423.7         $ 727.0
                                                                                                    ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                                          55.6            53.0
Capital expenditures                                                                                        (303.0)         (252.6)
Net change in note receivable from affiliate                                                                   ---          (184.4)
Other, net                                                                                                    (5.0)           (3.3)
                                                                                                    ------------------------------
Net cash used in investing activities                                                                       (252.4)         (387.3)
                                                                                                    ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                                              (.1)            (.1)
Net change in note payable to affiliates                                                                      57.3           (97.1)
Dividends paid                                                                                              (223.0)         (164.4)
Net change in outstanding checks drawn on controlled
  disbursement accounts                                                                                       (8.0)          (14.5)
                                                                                                    ------------------------------
Net cash used in financing activities                                                                       (173.8)         (276.1)
                                                                                                    ------------------------------

NET CHANGE IN CASH                                                                                            (2.5)           63.6

CASH, BEGINNING OF PERIOD                                                                                      2.5            11.1
                                                                                                    ------------------------------

CASH, END OF PERIOD                                                                                        $   ---         $  74.7
                                                                                                    ==============================

                  See Notes to Condensed Financial Statements.

                   New England Telephone and Telegraph Company

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      New England Telephone and Telegraph Company is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.    Dividend

      On March 28, 2000, we declared a dividend in the amount of $79.3 million from Additional Paid-in Capital. The dividend was paid to NYNEX on May 1, 2000.

3.    Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

      We are currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

      The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

                   New England Telephone and Telegraph Company

SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

4.    Shareowner's Investment



                                                                        Common     Additional      Reinvested   Accumulated Other
(Dollars in Millions)                                                   Stock    Paid-in Capital    Earnings   Comprehensive Loss
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                              $1.0          $1,678.7       $151.9               $(1.6)
Net income                                                                                              166.3
Distribution of additional paid-in capital
 declared to NYNEX                                                                         (79.3)
                                                                      -----------------------------------------------------------
Balance at March 31, 2000                                                 $1.0          $1,599.4       $318.2               $(1.6)
                                                                      ===========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2000 and 1999.

5.    Commitments and Contingencies

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

6.    Proposed Bell Atlantic - GTE Merger

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

      The companies are targeting completion of the merger in the second quarter of 2000. In April 2000, Bell Atlantic announced that the combined company will be called Verizon Communications.

                   New England Telephone and Telegraph Company

Item 2.  Management's Discussion and Analysis of Results of Operations
             (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $166.3 million for the three month period ended March 31, 2000, compared to net income of $183.1 million for the same period in 1999.

      Our results for 1999 were affected by special items. The special items were comprised of our allocated share of charges from Telesector Resources Group, Inc. (Telesector Resources) and our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

Merger-related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $3.0 million in the first quarter of 1999. These costs were recorded in Other Operating Expenses.

      Transition and integration costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs were expensed as incurred.

Termination of Agreement with Yellow Pages

      In 1999, our operating revenues included payments from Bell Atlantic Yellow Pages (Yellow Pages) for earnings related to its directory activities in Maine based on a regulated rate of return. We also earned fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. As of December 31, 1999, Yellow Pages gave notice of its intention to terminate the payments relating to the Maine directory business, such termination to be effective upon receipt of regulatory approval. Payments received under the agreement relating to the Maine directory business totaled $5.3 million in the three months ended March 31, 2000 and $3.4 million in the three months ended March 31, 1999. As a result, past operating results are no longer indicative of future operating results.

OPERATING REVENUE STATISTICS
----------------------------

                                                                                                2000         1999        % Change
---------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
 Residence                                                                                     4,705        4,650             1.2%
 Business                                                                                      2,536        2,446             3.7
 Public                                                                                           78           78             ---
                                                                                          -----------------------
                                                                                               7,319        7,174             2.0
                                                                                          =======================
Three Months Ended March 31,
Access Minutes of Use (in millions)                                                            7,869        7,261             8.4
                                                                                          =======================

* 1999 reflects a restatement of access lines in service

                   New England Telephone and Telegraph Company

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                                                                   Three Months Ended March 31,
                                                                                                 --------------------------------
                                                                                                           2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                         $  583.4          $  568.3
Network access services                                                                                   359.7             361.4
Long distance services                                                                                    135.0             152.3
Ancillary services                                                                                         90.8              74.5
                                                                                                 --------------------------------
Total                                                                                                  $1,168.9          $1,156.5
                                                                                                 ================================


LOCAL SERVICES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $15.1          2.7%
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

      Local service revenues increased in the first quarter of 2000 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.0% from March 31, 1999 and higher business message volumes. Local service revenue growth in the first quarter of 2000 also reflects higher customer demand and usage of our national directory assistance services, as well as our data transport and digital services.

      Growth in local service revenues was partially offset by price reductions on certain local exchange services.


NETWORK ACCESS SERVICES

      2000 - 1999                    (Decrease)
--------------------------------------------------------------------------------
      First Quarter             $(1.7)        (.5%)
--------------------------------------------------------------------------------

      Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access revenues declined in the first quarter of 2000 due to price reductions associated with federal and state price cap filings and other regulatory decisions. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $98 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $51 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $26 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

      These revenue decreases were substantially offset by higher customer demand, as reflected by growth in access minutes of use of 8.4% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In the first quarter of 2000, demand for special access services increased, reflecting a greater

                   New England Telephone and Telegraph Company

utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

      In addition, network access services revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.


LONG DISTANCE SERVICES

      2000 - 1999                    (Decrease)
--------------------------------------------------------------------------------
      First Quarter            $(17.3)        (11.4)%
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

      The decline in long distance revenues in the first quarter of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code, and price reductions on long distance services as required by state price cap plans. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenue generated by higher calling volumes.



ANCILLARY SERVICES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $16.3          21.9%
--------------------------------------------------------------------------------

      Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, sales of software to nonaffiliates and certain directory services. Ancillary services revenues also include directory services revenues earned primarily from fees paid by customers for nonpublication of telephone numbers and multiple white page listings, as well as payments from an affiliate, Bell Atlantic Yellow Pages Company (Yellow Pages), for earnings related to its directory activities in Maine based on a regulated rate of return.

      Ancillary services revenues increased in the first quarter of 2000 due to higher demand for CPE services. Higher facilities rental revenues received from affiliates and higher revenues from our billing and collection services also contributed to the increase in ancillary services revenues.

                   New England Telephone and Telegraph Company

OPERATING EXPENSES
------------------
(Dollars in Millions)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                             2000           1999
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes               $227.2         $225.1
Depreciation and amortization                               252.0          240.5
Other operating expenses                                    383.9          363.6
                                                   -----------------------------
Total                                                      $863.1         $829.2
                                                   =============================

EMPLOYEE COSTS

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter              $2.1          .9%
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

      Employee costs increased in the first quarter of 2000 primarily as a result of higher work force levels, annual salary and wage increases for management and associate employees and higher overtime payments.

      These increases were substantially offset by lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $11.5          4.8%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

      2000 - 1999                     Increase
--------------------------------------------------------------------------------
      First Quarter             $20.3          5.6%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from Telesector Resources, NYNEX and NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The increase in other operating expenses in the first quarter of 2000 was largely attributable to higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks. Higher combined centralized services expenses allocated from Telesector Resources, NYNEX and NSI also contributed to the increase in other operating expenses.

      These increases were offset, in part, by lower costs for uncollectible accounts receivable associated with our billing and collection services.

                   New England Telephone and Telegraph Company

OTHER INCOME, NET

      2000 - 1999                    (Decrease)
--------------------------------------------------------------------------------
      First Quarter              $(.4)        (6.3)%
--------------------------------------------------------------------------------

      The change in other income, net, was attributable to a decrease in the income recognized from Telesector Resources under the equity method, and lower interest income associated from a note receivable from an affiliate.


INTEREST EXPENSE

   2000-1999                         Increase
--------------------------------------------------------------------------------
   First Quarter                 $5.4          15.5%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. These factors were partially offset by the effect of refinancing long-term debt at a more favorable interest rate in the second quarter of 1999.


EFFECTIVE INCOME TAX

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2000                               38.7%
--------------------------------------------------------------------------------
      1999                               38.7%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was unchanged from the first quarter of 1999.


FINANCIAL CONDITION
-------------------

      We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with affiliates, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

      We obtain our short-term financing through advances from Bell Atlantic Administration Services, Inc. (BAAS) and a line of credit with Bell Atlantic Network Funding Corporation (BANFC). As of March 31, 2000, we had no funds available under our line of credit with BANFC and $745.8 million in borrowings outstanding. We also had $32.6 million outstanding with BAAS at March 31, 2000. In addition, we had $125.0 million remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic - GTE merger, the rating agencies placed our ratings under review for potential downgrade.

      Our debt ratio was 58.3% at March 31, 2000, compared to 53.7% at March 31, 1999 and 58.9% at December 31, 1999.

      On March 28, 2000, we declared a dividend in the amount of $79.3 million from Additional Paid-in Capital. The dividend was paid to NYNEX on May 1, 2000.

                   New England Telephone and Telegraph Company

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

      Price Caps

      As previously reported, in May 1999, the U. S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

Recent Accounting Pronouncements

      FASB Accounting Standard - Derivatives and Hedging Activities

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

      We are currently evaluating the provisions of SFAS No. 133 and the proposed amendments. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

      FASB Interpretation - Stock Compensation

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

      The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

      We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

      SEC Staff Accounting Bulletin - Revenue Recognition

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                   New England Telephone and Telegraph Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NEW ENGLAND TELEPHONE AND TELEGRAPH COMPANY



Date: May 12, 2000            By /s/ Edwin F. Hall
                                 --------------------------------------------
                                     Edwin F. Hall
                                     Chief Financial Officer and Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.