Form 10-Q
period 2000-06-30
NEW ENGLAND TELEPHONE & TELEGRAPH CO
filed 2000-08-14
CIK 71344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


(Mark one)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

                                OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from      to


                         Commission File Number 1-1150


                           VERIZON NEW ENGLAND INC.
          (Former Name: New England Telephone and Telegraph Company)

A New York Corporation             I.R.S. Employer Identification No. 04-1664340


               185 Franklin Street, Boston, Massachusetts 02110


                        Telephone Number (617) 743-9800

                           _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                           Verizon New England Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME


                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------------------------------------
(Dollars in Millions) (Unaudited)                                  2000          1999           2000         1999
--------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
(including $18.0, $24.5, $45.3 and
  $40.2 from affiliates)                                          $1,173.4      $1,143.3       $2,342.3     $2,299.8
                                                           ---------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $232.8, $187.2,
 $408.0 and $351.6 to affiliates)                                    659.7         584.9        1,270.8      1,173.6
Depreciation and amortization                                        255.1         245.3          507.1        485.8
                                                           ---------------------------------------------------------
                                                                     914.8         830.2        1,777.9      1,659.4
                                                           ---------------------------------------------------------

OPERATING INCOME                                                     258.6         313.1          564.4        640.4

OTHER INCOME, NET
 (including $4.2, $6.7, $8.3 and
  $11.3 from affiliates)                                               6.8           7.7           12.7         14.0

INTEREST EXPENSE
 (including $13.9, $2.2, $25.3 and
  $4.7 to affiliates)                                                 42.5          33.4           82.8         68.3
                                                           ---------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                              222.9         287.4          494.3        586.1

PROVISION FOR INCOME TAXES                                            89.4         110.3          194.5        225.9
                                                           ---------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                     133.5         177.1          299.8        360.2

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                               ---          (3.7)           ---         (3.7)
                                                           ---------------------------------------------------------


NET INCOME                                                        $  133.5      $  173.4       $  299.8     $  356.5
                                                           =========================================================



                 See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Millions) (Unaudited)                                                        June 30, 2000  December 31, 1999
-------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                        $     ---          $     2.5
Short-term investments                                                                           55.6              166.9
Accounts receivable:
 Trade and other, net of allowances for
     uncollectibles of $82.0 and $68.0                                                        1,003.3              977.9
 Affiliates                                                                                     132.1              145.4
Material and supplies                                                                            60.2               70.5
Prepaid expenses                                                                                 36.5               53.2
Deferred income taxes                                                                            27.4               20.0
Other                                                                                            92.2               50.1
                                                                                      ----------------------------------
                                                                                              1,407.3            1,486.5
                                                                                      ----------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                15,422.5           14,964.9
Less accumulated depreciation                                                                 9,042.8            8,716.2
                                                                                      ----------------------------------
                                                                                              6,379.7            6,248.7
                                                                                      ----------------------------------
DEFERRED INCOME TAXES                                                                             ---               16.2
                                                                                      ----------------------------------
OTHER ASSETS                                                                                    257.4              199.6
                                                                                      ----------------------------------
TOTAL ASSETS                                                                                $ 8,044.4          $ 7,951.0
                                                                                      ==================================



                 See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions) (Unaudited)                                                        June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliates                                                                   $  675.7            $  721.1
 Other                                                                                              .2               100.3
Accounts payable and accrued liabilities:
 Affiliates                                                                                      762.9               912.2
 Other                                                                                           683.4               696.4
Other liabilities                                                                                 43.6                40.5
                                                                                       -----------------------------------
                                                                                               2,165.8             2,470.5
                                                                                       -----------------------------------
LONG-TERM DEBT
Note payable to affiliate                                                                        200.0                 ---
Other                                                                                          1,930.0             1,805.7
                                                                                       -----------------------------------
                                                                                               2,130.0             1,805.7
                                                                                       -----------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                   1,637.9             1,750.1
                                                                                       -----------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                             47.3                  .6
Unamortized investment tax credits                                                                39.9                42.2
Other                                                                                             55.8                51.9
                                                                                       -----------------------------------
                                                                                                 143.0                94.7
                                                                                       -----------------------------------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                          1.0                 1.0
Additional paid-in capital                                                                     1,520.1             1,678.7
Reinvested earnings                                                                              448.2               151.9
Accumulated other comprehensive loss                                                              (1.6)               (1.6)
                                                                                       -----------------------------------
                                                                                               1,967.7             1,830.0
                                                                                       -----------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $8,044.4            $7,951.0
                                                                                       ===================================


                 See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           Six Months Ended June 30,
                                                                                        ----------------------------
(Dollars in Millions) (Unaudited)                                                                2000           1999
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 711.6       $1,008.3
                                                                                        ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            111.3          106.0
Capital expenditures                                                                           (621.6)        (522.3)
Net change in note receivable from affiliate                                                      ---         (164.3)
Other, net                                                                                      (70.7)         (19.9)
                                                                                        ----------------------------
Net cash used in investing activities                                                          (581.0)        (600.5)
                                                                                        ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                        125.3          198.4
Proceeds from medium-term note payable to affiliate                                             200.0            ---
Early extinguishment of debt                                                                      ---         (225.0)
Principal repayments of borrowings and capital lease obligations                               (100.2)         (45.3)
Net change in note payable to affiliates                                                        (45.4)          66.6
Distributions of additional paid-in capital                                                    (302.3)           ---
Dividends paid                                                                                    ---         (387.4)
Net change in outstanding checks drawn on controlled
  disbursement accounts                                                                         (10.5)         (12.6)
                                                                                        ----------------------------
Net cash used in financing activities                                                          (133.1)        (405.3)
                                                                                        ----------------------------

NET CHANGE IN CASH                                                                               (2.5)           2.5

CASH, BEGINNING OF PERIOD                                                                         2.5           11.1
                                                                                        ----------------------------

CASH, END OF PERIOD                                                                           $ ---         $   13.6
                                                                                        ============================



                 See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    Verizon New England Inc., formerly New England Telephone and Telegraph Company, is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.  Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $56.4 million, consisting of $25.7 million for direct incremental costs, $27.8 million for employee severance costs and $2.9 million for transition costs. These costs include approximately
$43.2 million representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate which provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

    Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Employee Benefit Obligations. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

3.  Dividend

    On June 1, 2000, we declared a dividend in the amount of $79.3 million from Additional Paid-in-Capital. The dividend was paid to NYNEX on August 1, 2000.

4.  Debt

    On June 15, 2000, we issued a 7.65% note for $125.0 million which matures on June 15, 2007. On June 30, 2000, we issued a medium term note for $200.0 million to an affiliated company, Verizon NSI Holdings Inc. The note carries a floating interest rate with an initial rate of 6.98%, which will be reset each quarter. This note matures on June 30, 2003.

                           Verizon New England Inc.

5.  Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

    We are currently evaluating the provisions of SFAS Nos. 133 and 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

    Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

6.  Shareowner's Investment

                                                  Common     Additional      Reinvested    Accumulated Other
(Dollars in Millions)                             Stock   Paid- in Capital    Earnings    Comprehensive Loss
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $1.0          $1,678.7       $151.9                $(1.6)
Net income                                                                        299.8
Distributions of additional paid-in capital
 declared to parent                                                 (158.6)
Other                                                                              (3.5)
                                                ------------------------------------------------------------
Balance at June 30, 2000                            $1.0          $1,520.1       $448.2                $(1.6)
                                                ============================================================

    Net income and comprehensive income were the same for the six months ended June 30, 2000 and 1999.

                           Verizon New England Inc.

7.  Commitments and Contingencies

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

    Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                           Verizon New England Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

    We reported net income of $299.8 million for the six month period ended June 30, 2000, compared to net income of $356.5 million for the same period in 1999.

    Our results for 2000 and 1999 were affected by special items. The special items in both periods included our allocated share of charges from Verizon Services Corp. (Verizon Services).

    The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                   (Dollars in Millions)
Six Months Ended June 30,                                                          2000             1999
-----------------------------------------------------------------------------------------------------------------
Operations and Support Expense
 Bell Atlantic-GTE merger direct incremental costs                                 $ 1.2           $ ---
 Bell Atlantic-GTE merger severance costs                                           12.0             ---
 Allocated Bell Atlantic-GTE merger direct incremental, severance
  and transition costs                                                              43.2             ---
 Bell Atlantic-NYNEX merger transition costs                                         ---              .1
 Allocated Bell Atlantic-NYNEX merger transition costs                               ---             7.5
 Other charges and special items                                                    22.0
                                                                                 -------         -------
Total                                                                              $78.4           $ 7.6
                                                                                 =======         =======

    What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $56.4 million, consisting of $25.7 million for direct incremental costs, $27.8 million for employee severance costs and $2.9 million for transition costs. These costs include approximately $43.2 million representing our allocated share of merger-related costs from Verizon Services, an affiliate which provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

    Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

                           Verizon New England Inc.

Other Charges and Special Items

    In the second quarter of 2000, we recorded other charges and special items totaling approximately $22.0 million in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for write-offs of accounts receivable and duplicate assets, legal contingencies and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

    In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $7.6 million in the first six months of 1999.

    Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition costs were expensed as incurred.

Termination of Agreement with Yellow Pages

    In 1999, our operating revenues included payments from Verizon Yellow Pages Company (Yellow Pages) for earnings related to its directory activities in Maine based on a regulated rate of return. We also earned fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. As of December 31, 1999, Yellow Pages gave notice of its intention to terminate the payments relating to the Maine directory business, such termination to be effective upon receipt of regulatory approval. On June 13, 2000, Yellow Pages received approval from the Maine Public Utilities Commission to terminate these payments, effective January 1, 2000. As a result, past operating results are no longer indicative of future operating results.

    These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2000 and 1999 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                                                    2000    1999  % Change
----------------------------------------------------------------------------------------------------------
At June 30,
Access Lines in Service (in thousands)*
 Residence                                                                         4,699   4,665       0.7%
 Business                                                                          2,608   2,526       3.2
 Public                                                                               76      79      (3.8)
                                                                                ----------------
                                                                                   7,383   7,270       1.6
                                                                                ================
Six Months Ended June 30,
Access Minutes of Use (in millions)                                               15,791  14,673       7.6
                                                                                ================

* 1999 reflects a restatement of access lines in service

OPERATING REVENUES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                                 2000       1999
-------------------------------------------------------------------------------------------------------------------------
Local services                                                                                        $1,206.7   $1,161.6
Network access services                                                                                  729.0      718.6
Long distance services                                                                                   264.6      291.4
Ancillary services                                                                                       142.0      128.2
                                                                                                   ----------------------
Total                                                                                                 $2,342.3   $2,299.8
                                                                                                   ======================

                           Verizon New England Inc.

LOCAL SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $45.1     3.9%
--------------------------------------------------------------------------------

    Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

    Local service revenues increased in the first six months of 2000 due to higher customer demand and usage of our wire maintenance services, as well as our national directory assistance and data transport and digital services.
Local service revenue growth in the first six months of 2000 also reflects higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 1.6% from June 30, 1999, and higher message volumes. Higher wireless interconnection revenues also contributed to the increase in local service revenue.

    Growth in local service revenues was partially offset by price reductions on certain local exchange services.


NETWORK ACCESS SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $10.4     1.4%
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

    Network access revenue growth in the first six months of 2000 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.6% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In the first six months of 2000, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year.

    In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission
(FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

    Revenue growth in the first six months of 2000 was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $98 million on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing were in effect through June 2000. Interstate price decreases were $51 million on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $26 million annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

                           Verizon New England Inc.

LONG DISTANCE SERVICES

   2000 - 1999                                                        (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                   $(26.8)  (9.2)%
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

    The decline in long distance revenues in the first six months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code, and price reductions on long distance services as required by state price cap plans. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenue generated by higher calling volumes.


ANCILLARY SERVICES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $13.8    10.8%
--------------------------------------------------------------------------------

    Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone and customer premises equipment
(CPE). Ancillary services revenues also include directory services revenues earned primarily from fees paid by customers for nonpublication of telephone numbers and multiple white page listings.

    As described earlier, Yellow Pages terminated its payments to us for its directory publishing activities in Maine, effective January 1, 2000. As a result, we no longer earn revenues associated with Yellow Pages' directory business in Maine.

    Ancillary services revenues increased in the first six months of 2000 primarily due to higher payments received from competitive local exchange carriers for interconnection of their networks with our network and higher facilities rental revenues received from affiliates. These increases were partially offset by an accrual for a state regulatory matter and the effect of the termination of the agreement with Yellow Pages.

                           Verizon New England Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                           2000      1999
------------------------------------------------------------------------------------------------------------------
Operations and support:
 Employee costs, including benefits and taxes                                                   $  477.1  $  444.7
 Other operating expenses                                                                          793.7     728.9
                                                                                              --------------------
Total operations and support                                                                     1,270.8   1,173.6
                                                                                              --------------------
Depreciation and amortization                                                                      507.1     485.8
                                                                                              --------------------
Total                                                                                           $1,777.9  $1,659.4
                                                                                              ====================


EMPLOYEE COSTS

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $32.4     7.3%
--------------------------------------------------------------------------------

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Verizon Services and NYNEX, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

    Employee costs increased in the first six months of 2000 primarily as a result of annual salary and wage increases for management and associate employees, higher work force levels and higher overtime payments. Employee costs were further impacted by merger-related costs recorded in the second quarter of 2000. As described in the Results of Operations section, we recognized approximately $12.0 million in benefit costs for the separation of employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. We also recorded approximately $1.2 million for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with Verizon Services were allocated to us and are included in Other Operating Expenses.

    These increases were partially offset by lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

    Associate employees wages, pension and other benefits are determined under contracts with unions representing our associate employees. On August 6, 2000, collective bargaining agreements with unions representing our employees expired, and the unions initiated a work stoppage. As of 8:00 a.m. on August 14, 2000, we continued to negotiate new agreements with the unions.

                           Verizon New England Inc.

OTHER OPERATING EXPENSES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $64.8     8.9%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services and NYNEX, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $65.2 million and were comprised of our allocated share of $15.8 million for employee severance, $24.5 million for direct incremental and $2.9 million for transition merger-related costs incurred by Verizon Services, and $22.0 million for other miscellaneous expense items. Other miscellaneous expense items included $8.6 million for the write-off of accounts receivable, $4.1 million for legal contingencies, $2.0 for the write-off of duplicate assets, and $7.3 million for other items.


DEPRECIATION AND AMORTIZATION

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $21.3     4.4%
--------------------------------------------------------------------------------

    Depreciation and amortization expense increased in the first six months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

   2000 - 1999                                                       (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                    $(1.3)  (9.3)%
--------------------------------------------------------------------------------

    The change in other income, net, was mainly attributable to lower interest income associated from a note receivable from an affiliate.


INTEREST EXPENSE

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $14.5    21.2%
--------------------------------------------------------------------------------

    Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

    Interest expense increased in the first six months of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. These factors were partially offset by the effect of refinancing long-term debt at a more favorable interest rate in the second quarter of 1999.

                           Verizon New England Inc.

EFFECTIVE INCOME TAX

   Six Months Ended June 30,
--------------------------------------------------------------------------------
   2000                                                                   39.3%
--------------------------------------------------------------------------------
   1999                                                                   38.5%
--------------------------------------------------------------------------------
    The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary items. Our effective income tax rate was higher in the first six months of 2000 principally due to non-recurring income tax expenses recorded in the first six months of 2000.


OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

    On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit costs studies as the basis of future price caps.

    Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133.  The amendments in SFAS No. 138 address certain implementation issues and

                           Verizon New England Inc.

relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amend SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

    We are currently evaluating the provisions of SFAS Nos. 133 and 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

   Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                           Verizon New England Inc.

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

         3a(i) Certificate of Amendment of Certificate of Incorporation, filed August 1, 2000.

         27     Financial Data Schedule.


    (b)  Current Reports on Form 8-K filed during the quarter ended June 30,
         2000:

         A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the consummation of the merger of Bell Atlantic Corporation and GTE Corporation.

         A Current Report on Form 8-K, dated June 13, 2000, was filed in connection with the issuance of debt securities.

                           Verizon New England Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              VERIZON NEW ENGLAND INC.



Date: August 14, 2000         By  /s/   Edwin F. Hall
                                 -----------------------------------------
                                    Edwin F. Hall
                                    Chief Financial Officer and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

         Exhibit Number

         3a(i) Certificate of Amendment of Certificate of Incorporation, filed August 1, 2000.

         27     Financial Data Schedule.