Form 10-Q/A
period 2000-06-30
VERIZON NEW ENGLAND INC
filed 2000-10-13
CIK 71344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                  FORM 10-Q/A

                                Amendment No. 1
                             _____________________


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

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 in order to revise Item 1, Financial Statements, and
Item 2, Management's Discussion and Analysis of Results of Operations, of Part I and Exhibit 27, Financial Data Schedule, for the effect of certain inventory adjustments (see Note 8).

                           Verizon New England Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    REVISED CONDENSED STATEMENTS OF INCOME


                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------------------------------------
(Dollars in Millions) (Unaudited)                                  2000          1999           2000         1999
--------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
(including $18.0, $24.5, $45.3 and
  $40.2 from affiliates)                                          $1,173.4      $1,143.3       $2,342.3     $2,299.8
                                                           ---------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $232.8, $187.2,
 $408.0 and $351.6 to affiliates)                                    679.6         584.9        1,290.7      1,173.6
Depreciation and amortization                                        255.1         245.3          507.1        485.8
                                                           ---------------------------------------------------------
                                                                     934.7         830.2        1,797.8      1,659.4
                                                           ---------------------------------------------------------

OPERATING INCOME                                                     238.7         313.1          544.5        640.4

OTHER INCOME, NET
 (including $4.2, $6.7, $8.3 and
  $11.3 from affiliates)                                               6.8           7.7           12.7         14.0

INTEREST EXPENSE
 (including $13.9, $2.2, $25.3 and
  $4.7 to affiliates)                                                 42.5          33.4           82.8         68.3
                                                           ---------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM                                              203.0         287.4          474.4        586.1

PROVISION FOR INCOME TAXES                                            81.3         110.3          186.4        225.9
                                                           ---------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                     121.7         177.1          288.0        360.2

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                               ---          (3.7)           ---         (3.7)
                                                           ---------------------------------------------------------


NET INCOME                                                        $  121.7      $  173.4       $  288.0     $  356.5
                                                           =========================================================



             See Notes to Revised Condensed Financial Statements.

                           Verizon New England Inc.

                       REVISED CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Millions) (Unaudited)                                                        June 30, 2000  December 31, 1999
-------------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                        $     ---          $     2.5
Short-term investments                                                                           55.6              166.9
Accounts receivable:
 Trade and other, net of allowances for
     uncollectibles of $82.0 and $68.0                                                        1,003.3              977.9
 Affiliates                                                                                     132.1              145.4
Material and supplies                                                                            40.3               70.5
Prepaid expenses                                                                                 36.5               53.2
Deferred income taxes                                                                            27.6               20.0
Other                                                                                            92.2               50.1
                                                                                      ----------------------------------
                                                                                              1,387.6            1,486.5
                                                                                      ----------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                15,422.5           14,964.9
Less accumulated depreciation                                                                 9,042.8            8,716.2
                                                                                      ----------------------------------
                                                                                              6,379.7            6,248.7
                                                                                      ----------------------------------
DEFERRED INCOME TAXES                                                                             ---               16.2
                                                                                      ----------------------------------
OTHER ASSETS                                                                                    257.4              199.6
                                                                                      ----------------------------------
TOTAL ASSETS                                                                                $ 8,024.7          $ 7,951.0
                                                                                      ==================================



             See Notes to Revised Condensed Financial Statements.

                           Verizon New England Inc.

                       REVISED CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions) (Unaudited)                                                        June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliates                                                                   $  675.7            $  721.1
 Other                                                                                              .2               100.3
Accounts payable and accrued liabilities:
 Affiliates                                                                                      762.9               912.2
 Other                                                                                           683.4               696.4
Other liabilities                                                                                 43.6                40.5
                                                                                       -----------------------------------
                                                                                               2,165.8             2,470.5
                                                                                       -----------------------------------
LONG-TERM DEBT
Note payable to affiliate                                                                        200.0                 ---
Other                                                                                          1,930.0             1,805.7
                                                                                       -----------------------------------
                                                                                               2,130.0             1,805.7
                                                                                       -----------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                   1,637.9             1,750.1
                                                                                       -----------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                             39.4                  .6
Unamortized investment tax credits                                                                39.9                42.2
Other                                                                                             55.8                51.9
                                                                                       -----------------------------------
                                                                                                 135.1                94.7
                                                                                       -----------------------------------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                          1.0                 1.0
Additional paid-in capital                                                                     1,520.1             1,678.7
Reinvested earnings                                                                              436.4               151.9
Accumulated other comprehensive loss                                                              (1.6)               (1.6)
                                                                                       -----------------------------------
                                                                                               1,955.9             1,830.0
                                                                                       -----------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                 $8,024.7            $7,951.0
                                                                                       ===================================


                 See Notes to Revised Condensed Financial Statements.

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
                                                                                        ============================



             See Notes to Revised Condensed Financial Statements.

                           Verizon New England Inc.

                NOTES TO REVISED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

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

6.  Shareowner's Investment

                                                  Common     Additional      Reinvested    Accumulated Other
(Dollars in Millions)                             Stock   Paid- in Capital    Earnings    Comprehensive Loss
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $1.0          $1,678.7       $151.9                $(1.6)
Net income                                                                        288.0
Distributions of additional paid-in capital
 declared to parent                                                 (158.6)
Other                                                                              (3.5)
                                                ------------------------------------------------------------
Balance at June 30, 2000                            $1.0          $1,520.1       $436.4                $(1.6)
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

8. Revision of Financial Statements

     Subsequent to the original filing of this report on August 14, 2000, we discovered certain inventory adjustments and other items that were not properly recorded in the quarter ended June 30, 2000 and required the financial statements to be revised. Our financial statements have been revised as follows:

                                                  As previously
(Dollars in Millions)                                  Reported       As revised
--------------------------------------------------------------------------------
Three Months Ended June 30, 2000:
  Operating Expenses - Operations and Support           $  659.7        $  679.6
  Operating Income                                         258.6           238.7
  Provision for Income Taxes                                89.4            81.3
  Net Income                                               133.5           121.7

Six Months Ended June 30, 2000:
  Operating Expenses - Operations and Support            1,270.8         1,290.7
  Operating Income                                         564.4           544.5
  Provision for Income Taxes                               194.5           186.4
  Net Income                                               299.8           288.0

At June 30, 2000:
  Assets
  Materials and Supplies                                    60.2            40.3
  Deferred Income Taxes - Current                           27.4            27.6
  Total Assets                                           8,044.4         8,024.7

  Liabilities and Shareowner's Investment
  Deferred Income Taxes - Noncurrent                        47.3            39.4
  Reinvested Earnings                                      448.2           436.4
  Total Shareowner's Investment                          1,967.7         1,955.9
  Total Liabilities and Shareowner's Investment          8,044.4         8,024.7

                           Verizon New England Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

    We reported net income of $288.0 million for the six month period ended June 30, 2000, compared to net income of $356.5 million for the same period in 1999.

    Our results for 2000 and 1999 were affected by special items. The special items in both periods included our allocated share of charges from Verizon Services Corp. (Verizon Services).

    The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                   (Dollars in Millions)
Six Months Ended June 30,                                                          2000             1999
-----------------------------------------------------------------------------------------------------------------
Operations and Support Expense
 Bell Atlantic-GTE merger direct incremental costs                                 $ 1.2           $ ---
 Bell Atlantic-GTE merger severance costs                                           12.0             ---
 Allocated Bell Atlantic-GTE merger direct incremental, severance
  and transition costs                                                              43.2             ---
 Bell Atlantic-NYNEX merger transition costs                                         ---              .1
 Allocated Bell Atlantic-NYNEX merger transition costs                               ---             7.5
 Other charges and special items                                                    41.9
                                                                                 -------         -------
Total                                                                              $98.3           $ 7.6
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

                           Verizon New England Inc.

Other Charges and Special Items

    In the second quarter of 2000, we recorded other charges and special items totaling approximately $41.9 million in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for inventory adjustments, write-offs of accounts receivable and duplicate assets, legal contingencies and other miscellaneous items.

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

                           Verizon New England Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

Six Months Ended June 30,                                                                           2000      1999
------------------------------------------------------------------------------------------------------------------
Operations and support:
 Employee costs, including benefits and taxes                                                   $  477.1  $  444.7
 Other operating expenses                                                                          813.6     728.9
                                                                                              --------------------
Total operations and support                                                                     1,290.7   1,173.6
                                                                                              --------------------
Depreciation and amortization                                                                      507.1     485.8
                                                                                              --------------------
Total                                                                                           $1,797.8  $1,659.4
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

                           Verizon New England Inc.

OTHER OPERATING EXPENSES

   2000 - 1999                                                        Increase
--------------------------------------------------------------------------------
   Six Months                                                    $84.7    11.6%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services and NYNEX, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $85.1 million and were comprised of our allocated share of $15.8 million for employee severance, $24.5 million for direct incremental and $2.9 million for transition merger-related costs incurred by Verizon Services, and $41.9 million for other miscellaneous expense items. Other miscellaneous expense items included $20.0 million for inventory adjustments, $8.6 million for the write-off of accounts receivable, $4.1 million for legal contingencies, $2.0 for the write-off of duplicate assets, and $7.2 million for other items.


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

         3a(i) Certificate of Amendment of Certificate of Incorporation, filed August 1, 2000.*

         27     Amended Financial Data Schedule.

         *   Previously filed.

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



                              VERIZON NEW ENGLAND INC.



Date: October 13, 2000        By  /s/   Edwin F. Hall
                                 -----------------------------------------
                                    Edwin F. Hall
                                    Chief Financial Officer and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

         Exhibit Number

         3a(i) Certificate of Amendment of Certificate of Incorporation, filed August 1, 2000.*

         27     Amended Financial Data Schedule.


         *   Previously filed.