Form 10-Q
period 2001-03-31
VERIZON NEW ENGLAND INC
filed 2001-05-15
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________

                                    FORM 10-Q
                             _____________________


  (Mark one)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001

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


                         Telephone Number (617) 743-9800

                           _________________________


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                            Verizon New England Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                                         Three Months Ended March 31,
                                                                              -------------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                      2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $23.1 and $27.3 from affiliates)                                             $1,189.5                  $1,168.9
                                                                              -------------------------------------------------

OPERATING EXPENSES
Operations and support (including $201.9 and $175.3 to affiliates)                            653.0                     611.1
Depreciation and amortization                                                                 269.9                     252.0
                                                                              -------------------------------------------------
                                                                                              922.9                     863.1
                                                                              -------------------------------------------------

OPERATING INCOME                                                                              266.6                     305.8

OTHER INCOME, NET
   (including $4.5 and $4.1 from affiliates)                                                    8.4                       5.9

INTEREST EXPENSE
   (including $19.6 and $11.4 to affiliates)                                                   46.0                      40.3
                                                                              -------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                        229.0                     271.4

PROVISION FOR INCOME TAXES                                                                     88.6                     105.1
                                                                              -------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                       140.4                     166.3

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX                                                                                    .3                       ---
                                                                              -------------------------------------------------

NET INCOME                                                                                $   140.7                 $   166.3
                                                                              =================================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------

(Dollars in Millions) (Unaudited)                               March 31, 2001         December 31, 2000
----------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                $  117.7                  $  176.5
Note receivable from affiliate                                           106.8                       ---
Accounts receivable:
    Trade and other, net of allowances for
         uncollectibles of $83.6 and $82.1                             1,058.9                   1,086.4
    Affiliates                                                           206.2                     166.7
Material and supplies                                                     41.0                      32.7
Prepaid expenses                                                          21.6                      41.1
Deferred income taxes                                                     26.1                      20.7
Other                                                                    132.1                     136.5
                                                            ----------------------------------------------
                                                                       1,710.4                   1,660.6
                                                            ----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                         16,353.5                  15,922.1
Less accumulated depreciation                                          9,580.9                   9,375.2
                                                            ----------------------------------------------
                                                                       6,772.6                   6,546.9
                                                            ----------------------------------------------

OTHER ASSETS                                                             487.7                     490.6
                                                            ----------------------------------------------

TOTAL ASSETS                                                          $8,970.7                  $8,698.1
                                                            ==============================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions) (Unaudited)                                          March 31, 2001         December 31, 2000
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                                    $1,147.0                  $1,066.0
   Other                                                                             99.8                     100.0
Accounts payable and accrued liabilities:
   Affiliates                                                                       654.7                     648.9
   Other                                                                            910.2                     733.4
Other liabilities                                                                   163.9                     163.8
                                                                        ---------------------------------------------
                                                                                  2,975.6                   2,712.1
                                                                        ---------------------------------------------

LONG-TERM DEBT
Note payable to affiliate                                                           200.0                     200.0
Other                                                                             1,833.4                   1,829.8
                                                                        ---------------------------------------------
                                                                                  2,033.4                   2,029.8
                                                                        ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                      1,407.3                   1,467.3
                                                                        ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                               154.0                     130.7
Unamortized investment tax credits                                                   36.6                      37.5
Other                                                                               233.8                     237.1
                                                                        ---------------------------------------------
                                                                                    424.4                     405.3
                                                                        ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                             1.0                       1.0
Additional paid-in capital                                                        1,298.2                   1,392.5
Reinvested earnings                                                                 830.8                     690.1
                                                                        ---------------------------------------------
                                                                                  2,130.0                   2,083.6
                                                                        ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                    $8,970.7                  $8,698.1
                                                                        =============================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                   -----------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                   2000
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $  531.1               $  423.7
                                                                                    ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           58.8                   55.6
Capital expenditures                                                                         (492.0)                (257.0)
Net change in note receivable from affiliate                                                 (106.8)                   ---
Other, net                                                                                     (5.4)                 (51.0)
                                                                                    ----------------------------------------
Net cash used in investing activities                                                        (545.4)                (252.4)
                                                                                    ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                               ---                    (.1)
Net change in note payable to affiliates                                                       81.0                   57.3
Distribution of additional paid-in capital                                                    (50.0)                (223.0)
Net change in outstanding checks drawn on controlled
    disbursement accounts                                                                     (16.7)                  (8.0)
                                                                                    ----------------------------------------
Net cash provided by/(used in) financing activities                                            14.3                 (173.8)
                                                                                    ----------------------------------------

NET CHANGE IN CASH                                                                              ---                   (2.5)

CASH, BEGINNING OF PERIOD                                                                       ---                    2.5
                                                                                    ----------------------------------------

CASH, END OF PERIOD                                                                       $     ---              $     ---
                                                                                    ========================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon New England Inc. is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On March 3, 2001, we declared a dividend in the amount of $95.0 million from Additional Paid-in Capital. The dividend was paid to NYNEX on May 1, 2001.

5.    Accounting Change - Derivative Financial Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings.

      The initial impact of adoption on our financial statements was recorded as a cumulative effect of an accounting change resulting in pre-tax income of $.4 million ($.3 million after-tax) in current earnings. The recognition of assets and liabilities was immaterial to our financial position. The ongoing effect of SFAS No. 133 on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2001, we recorded a pre-tax charge to current earnings of $.2 million.

      We have entered into a domestic interest rate swap to achieve a variable rate on a fixed rate debt security. This swap hedges against changes in the fair value of one of our debt securities. We record the interest rate swap at fair value in our balance sheet as an asset and adjust debt for the change in its fair value due to changes in interest rates.The ineffective portion of this hedge at January 1, 2001 and March 31, 2001 was immaterial to our operating results. We do not hold any other derivatives.

                           Verizon New England Inc.

6.    Shareowner's Investment

                                                                               Common          Additional       Reinvested
(Dollars in Millions)                                                           Stock     Paid-in Capital         Earnings
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                     $1.0            $1,392.5           $690.1
Net income                                                                                                           140.7
Distribution of additional paid-in capital declared to NYNEX                                        (95.0)
Other                                                                                                  .7
                                                                      ------------------------------------------------------
Balance at March 31, 2001                                                         $1.0           $1,298.2           $830.8
                                                                      ======================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $140.7 million for the three month period ended March 31, 2001, compared to net income of $166.3 million for the same period in 2000. Our results for the first quarter of 2001 were affected by special items, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $7.0 million in the first quarter of 2001 (including $5.4 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

Cumulative Effect of Change in Accounting Principle

      In the first quarter of 2001, we recorded a credit to earnings of $.3 million (net of income taxes of $.1 million) for the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. For additional information, see
Note 3 to the condensed financial statements.

Termination of Agreement with Yellow Pages

      In the first quarter of 2000, our operating revenues included payments from Verizon Yellow Pages Company (Yellow Pages) for earnings related to its directory activities in Maine based on a regulated rate of return. We also earned fees from Yellow Pages for the use of our name in soliciting directory advertising and in publishing and distributing directories. As of December 31, 1999, Yellow Pages gave notice of its intention to terminate the payments relating to the Maine directory business, such termination to be effective upon receipt of regulatory approval. On June 13, 2000, Yellow Pages received approval from the Maine Public Utilities Commission (MPUC) to terminate these payments, effective January 1, 2000. Payments received under the agreement relating to the Maine directory business totaled $5.3 million in the three months ended
March 31, 2000. These payments were recorded in Other Services Revenue. As a result, past operating results are no longer indicative of future operating results.


OPERATING REVENUE STATISTICS
----------------------------

                                                                   2001              2000         % Change
------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
   Residence                                                      4,604             4,715           (2.4)%
   Business                                                       2,615             2,608             .3
   Public                                                            73                78           (6.4)
                                                         ------------------------------------
                                                                  7,292             7,401           (1.5)
                                                         ====================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs (in millions)              8,176             8,045            1.6
                                                         ====================================

* 2000 reflects a restatement of access lines in service

                           Verizon New England Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                  Three Months Ended March 31,
                                             -----------------------------------
                                                        2001             2000
--------------------------------------------------------------------------------
Local services                                      $  640.2         $  613.0
Network access services                                379.8            359.8
Long distance services                                 112.0            135.0
Other services                                          57.5             61.1
                                             -----------------------------------
Total                                               $1,189.5         $1,168.9
                                             ===================================


LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $27.2        4.4%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire-maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues increased in the first quarter of 2001 primarily as a result of higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network. Growth in local service revenues was partially offset by the effect of lower revenues from business and residence message volumes.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $20.0        5.6%
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

      Network access revenue growth in the first quarter of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

      This increase was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

                           Verizon New England Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                     $(23.0)        (17.0)%
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

      Long distance service revenues declined in the first quarter of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Mandated price reductions on certain long distance services also contributed to the decrease in long distance revenues in the first quarter of 2001.


OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                      $(3.6)        (5.9)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other service revenues also include directory services revenues earned primarily from fees paid by customers for nonpublication of telephone numbers and multiple white page listings.

      As described earlier, on June 13, 2000, Yellow Pages received approval from the MPUC to terminate its payments to us for its directory publishing activities in Maine, effective January 1, 2000. As a result, we no longer earn revenues associated with Yellow Pages' directory business in Maine.

      Other service revenues decreased in the first quarter of 2001 primarily due to the effect of the termination of the agreement with Yellow Pages. This decrease was partially offset by higher customer late payment charges.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      First Quarter                                       $41.9        6.9%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp. and NYNEX, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reiprocal compensation, and other costs.

      The increase in operations and support expenses was primarily attributable to higher centralized services expenses allocated from Verizon Services Corp. and other affiliates. An increase in the provision for uncollectible accounts receivable and the effect of higher work force levels also contributed to the increase in expense. In the first quarter of 2001, operations and support expenses also included the recognition of transition costs related to the Bell Atlantic - GTE merger. These increases were partially offset by lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network and lower costs for contract services.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                           Verizon New England Inc.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      First Quarter                                       $17.9        7.1%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      First Quarter                                        $2.5        42.4%
--------------------------------------------------------------------------------

      The change in other income, net, was attributable to higher interest income primarily associated with our short-term investments and nonperformance fees received from a vendor.


INTEREST EXPENSE

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      First Quarter                                        $5.7        14.1%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2001, over the same period in 2000, primarily due to higher levels of average borrowings with affiliates. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                       38.7%
--------------------------------------------------------------------------------
      2000                                                       38.7%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was unchanged from the first quarter of 2000.



OTHER MATTERS
-------------

In-Region Long Distance

      On April 16, 2001, we received approval from the FCC for our application to offer long distance in Massachusetts. Since April 26, 2001, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon Communications as required by law. One party has since appealed that order to the U.S. Court of Appeals and requested a stay pending a decision on its appeal. We intend to oppose this action.

                           Verizon New England Inc.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits and Reports on Form 8-K


        (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                           Verizon New England Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Verizon New England Inc.




Date: May 15, 2001                        By /s/  Edwin F. Hall
                                             -----------------------------------
                                                  Edwin F. Hall
                                                  Chief Financial Officer
                                                  and Controller




       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.