Form 10-Q
period 2001-06-30
VERIZON NEW ENGLAND INC
filed 2001-08-14
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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


                            -------------------------


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

                            Verizon New England Inc.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                              ----------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                       2001           2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including  $98.6, $18.0, $121.7 and $45.3 from
     affiliates)                                                    $1,189.3       $1,173.4        $2,378.8        $2,342.3
                                                              ----------------------------------------------------------------
OPERATING EXPENSES
Operations and support  (including  $203.9,  $232.8,  $405.8
  and $408.0 to affiliates)                                            587.8          679.6         1,240.8         1,290.7
Depreciation and amortization                                          278.4          255.1           548.3           507.1
                                                              ----------------------------------------------------------------
                                                                       866.2          934.7         1,789.1         1,797.8
                                                              ----------------------------------------------------------------

OPERATING INCOME                                                       323.1          238.7           589.7           544.5

OTHER INCOME, NET
  (including $9.1, $4.2, $13.6 and $8.3 from affiliates)                10.7            6.8            19.1            12.7

INTEREST EXPENSE
  (including $16.7, $13.9, $36.3 and $25.3 to affiliates)               42.9           42.5            88.9            82.8
                                                              ----------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                            290.9          203.0           519.9           474.4

PROVISION FOR INCOME TAXES                                             110.5           81.3           199.1           186.4
                                                              ----------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                 180.4          121.7           320.8           288.0

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                                  ---            ---              .3             ---
                                                              ----------------------------------------------------------------

NET INCOME                                                          $  180.4       $  121.7        $  321.1        $  288.0
                                                              ================================================================




                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

(Dollars in Millions)                                                                  June 30, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT ASSETS
Short-term investments                                                                     $    58.8                 $   176.5
Note receivable from affiliate                                                                  97.7                       ---
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $82.1 and $82.1                 1,068.5                   1,086.4
    Affiliates                                                                                 307.2                     166.7
Material and supplies                                                                           32.9                      32.7
Prepaid expenses                                                                                16.2                      41.1
Deferred income taxes                                                                           26.4                      20.7
Other                                                                                          140.4                     136.5
                                                                                  -----------------------------------------------
                                                                                             1,748.1                   1,660.6
                                                                                  -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                               16,580.7                  15,922.1
Less accumulated depreciation                                                                9,724.8                   9,375.2
                                                                                  -----------------------------------------------
                                                                                             6,855.9                   6,546.9
                                                                                  -----------------------------------------------

OTHER ASSETS                                                                                   475.4                     490.6
                                                                                  -----------------------------------------------

TOTAL ASSETS                                                                               $ 9,079.4                 $ 8,698.1
                                                                                  ===============================================






                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                  June 30, 2001         December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                                              $ 1,254.3                 $ 1,066.0
   Other                                                                                        99.9                     100.0
Accounts payable and accrued liabilities:
   Affiliates                                                                                  763.6                     648.9
   Other                                                                                       821.5                     733.4
Other liabilities                                                                              165.3                     163.8
                                                                                   ----------------------------------------------
                                                                                             3,104.6                   2,712.1
                                                                                   ----------------------------------------------
LONG-TERM DEBT
Note payable to affiliate                                                                      200.0                     200.0
Other                                                                                        1,833.6                   1,829.8
                                                                                   ----------------------------------------------
                                                                                             2,033.6                   2,029.8
                                                                                   ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 1,349.3                   1,467.3
                                                                                   ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                          106.8                     130.7
Unamortized investment tax credits                                                              35.6                      37.5
Other                                                                                          234.3                     237.1
                                                                                   ----------------------------------------------
                                                                                               376.7                     405.3
                                                                                   ----------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                        1.0                       1.0
Additional paid-in capital                                                                   1,298.0                   1,392.5
Reinvested earnings                                                                            916.2                     690.1
                                                                                   ----------------------------------------------
                                                                                             2,215.2                   2,083.6
                                                                                   ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $ 9,079.4                 $ 8,698.1
                                                                                   ==============================================



                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended June 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                   2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $ 821.1                $ 711.6
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                          117.7                  111.3
Capital expenditures                                                                         (843.9)                (636.2)
Net change in note receivable from affiliate                                                  (97.7)                   ---
Other, net                                                                                     (8.0)                 (56.1)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                        (831.9)                (581.0)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                        ---                  125.3
Proceeds from medium-term note payable to affiliate                                             ---                  200.0
Principal repayments of borrowings and capital lease obligations                                ---                 (100.2)
Net change in note payable to affiliates                                                      188.3                  (45.4)
Distributions of additional paid-in capital                                                  (145.0)                (302.3)
Net change in outstanding checks drawn on controlled
    disbursement accounts                                                                     (32.5)                 (10.5)
                                                                                    ---------------------------------------------
Net cash provided by/(used in) financing activities                                            10.8                 (133.1)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                              ---                   (2.5)

CASH, BEGINNING OF PERIOD                                                                       ---                    2.5
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                         $   ---                $   ---
                                                                                    =============================================




                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     Verizon New England Inc. is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.   Dividend

     On June 7, 2001, we declared a dividend in the amount of $95.0 million from Reinvested Earnings. The dividend was paid to NYNEX on August 1, 2001.

5.   Derivatives and Hedging

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings.

     The initial impact of adoption on our financial statements was recorded as a cumulative effect of an accounting change resulting in pre-tax income of $.4 million ($.3 million after-tax) in current earnings. The recognition of assets and liabilities was immaterial to our financial position. The ongoing effect of SFAS No. 133 on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. We recorded pre-tax charges to current earnings of $.2 million for the three months ended June 30, 2001 and $.4 million for the six months ended June 30, 2001.

     We have entered into a domestic interest rate swap to achieve a variable rate on a fixed rate debt security. This swap hedges against changes in the fair value of one of our debt securities. We record the interest rate swap at fair value in our balance sheet as

                            Verizon New England Inc.

an asset and adjust debt for the change in its fair value due to changes in interest rates. The ineffective portion of this hedge at January 1, 2001 and June 30, 2001 was immaterial to our operating results. We do not hold any other derivatives.

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.   Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $27.8 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $25.7 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $23.1 million in the first six months of 2001 and $2.9 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $36.1 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.0 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

8.   Shareowner's Investment

                                                                                 Common         Additional           Reinvested
(Dollars in Millions)                                                             Stock    Paid-in Capital             Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                      $1.0            $1,392.5               $690.1
Net income                                                                                                                321.1
Distribution of additional paid-in capital declared to NYNEX                                         (95.0)
Dividend declared to NYNEX                                                                                                (95.0)
Other                                                                                                   .5
                                                                      ----------------------------------------------------------
Balance at June 30, 2001                                                          $1.0            $1,298.0               $916.2
                                                                      ==========================================================


     Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

                            Verizon New England Inc.

9.   Commitments and Contingencies

     Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

     Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $321.1 million for the six month period ended June 30, 2001, compared to net income of $288.0 million for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                                         (Dollars in Millions)
Six Months Ended June 30                                                                      2001                    2000
------------------------------------------------------------------------------------------------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                            $ ---                   $25.7
  Bell Atlantic-GTE merger severance costs                                                       ---                    27.8
  Bell Atlantic-GTE merger transition costs                                                     23.1                     2.9
  Bell Atlantic-GTE merger related costs                                                         ---                     2.0
  Other charges and special items                                                                ---                    39.9
                                                                                    -------------------------------------------
Net impact on income before provision for income taxes and
  cumulative effect of change in accounting principle                                          $23.1                   $98.3
                                                                                    ===========================================

Cumulative effect of change in accounting principle                                            $  .3                   $ ---
                                                                                    ===========================================



     What follows is a further explanation of the nature of these special items.

Merger Charges

     In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $27.8 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $25.7 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

     In addition, we recorded pre-tax merger-related transition costs of $23.1 million in the first six months of 2001 and $2.9 million for the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.0 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $39.9 million. These charges included costs for inventory adjustments, write-offs of accounts receivable, legal contingencies and other miscellaneous items.

                            Verizon New England Inc.

Cumulative Effect of Change in Accounting Principle

     In the first quarter of 2001, we recorded a credit to earnings of $.3 million (net of income taxes of $.1 million) for the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. For additional information, see
Note 5 to the condensed financial statements.

     These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2001 and 2000 are discussed in the following sections.



OPERATING REVENUES
------------------
(Dollars in Millions)


Six Months Ended June 30,                                                                               2001             2000
--------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                      $1,286.9         $1,250.4
Network access services                                                                                761.4            729.0
Long distance services                                                                                 218.1            264.6
Other services                                                                                         112.4             98.3
                                                                                             -----------------------------------
Total                                                                                               $2,378.8         $2,342.3
                                                                                             ===================================


LOCAL SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      Six Months                                        $36.5          2.9%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

     Local service revenues increased in the first six months of 2001 primarily as a result of higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.

     This increase was partially offset by the effect of price reductions and lower demand and usage of our basic wireline services, primarily reflecting the impact of an economic slowdown during the first half of 2001. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline services.


NETWORK ACCESS SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      Six Months                                        $32.4          4.4%
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

     Network access revenue growth in the first six months of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

                            Verizon New England Inc.

     This increase was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. The impact of the slowing economy also affected network access revenues in 2001.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(46.5)        (17.6)%
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

     Long distance service revenues declined in the first six months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

OTHER SERVICES

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Six Months                                         $14.1          14.3%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

     Other service revenues increased in the first six months of 2001 primarily due to the effect of one-time reclassifications associated with certain regulatory-related activities and the effect of an accrual in 2000 for a state regulatory matter.



OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(49.9)         (3.9)%
--------------------------------------------------------------------------------

     Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Other items contributing to the decrease in expense included lower costs for materials and lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. Operating costs have also decreased due to business integration activities.

                            Verizon New England Inc.

     These decreases were partially offset by higher centralized services expenses allocated from affiliates and annual salary and wage increases for management and non-management employees. An increase in the provision for uncollectible accounts receivable and one-time reclassifications associated with regulatory-related activities also offset the reduction in operating expenses.

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


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      Six Months                                         $41.2         8.1%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first six months of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      Six Months                                          $6.4        50.4%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to an increase in the equity income recognized from Verizon Services Group. Verizon Services Group operates in conjunction with Verizon Services Corp. (collectively known as Verizon Services) to provide various centralized services on behalf of Verizon Communications' subsidiaries. At June 30, 2001, our ownership interest was 33 1/3%.


INTEREST EXPENSE

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      Six Months                                          $6.1         7.4%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first six months of 2001, over the same period in 2000, primarily due to higher levels of average borrowings with affiliates. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

                            Verizon New England Inc.

EFFECTIVE INCOME TAX RATES


      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2001                                                       38.3%
--------------------------------------------------------------------------------
      2000                                                       39.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower in the first six months of 2001 due to higher equity income associated with our investment in Verizon Services Group, for which we do not recognize income tax expense.


OTHER MATTERS
-------------

In-Region Long Distance

     On April 16, 2001, the FCC released an order approving our application for permission to enter the in-region long distance market in Massachusetts. Since April 26, 2001, in-region long distance service is being offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law. Several parties have appealed that order to the U.S. Court of Appeals. On July 25, 2001, the court denied their request for a stay of the FCC's order pending the appeal.

     In addition, on July 25, 2001, we filed state applications for support of our anticipated applications with the FCC for permission to enter the in-region long distance market in Rhode Island and New Hampshire. In support of these applications, the accounting and consulting firm KPMG conducted a review comparing operations support systems (OSS) in Rhode Island to those in Massachusetts and PricewaterhouseCoopers LLP is doing the same for the remaining New England states of Vermont, New Hampshire and Maine. The in-region long distance service would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                            Verizon New England Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit
            Number
            ------
              12     Computation of Ratio of Earnings to Fixed Charges.

        (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                            Verizon New England Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Verizon New England Inc.




Date: August 13, 2001            By /s/   Edwin F. Hall
                                    --------------------------------------------
                                          Edwin F. Hall
                                          Chief Financial Officer and Controller





      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.