Form 10-Q
period 2001-09-30
VERIZON NEW ENGLAND INC
filed 2001-11-14
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                            Verizon New England Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                               --------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                      2001            2000                 2001          2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $53.9, $25.1, $175.6 and $70.4 from affiliates)        $1,141.1        $1,173.0             $3,519.9      $3,515.3
                                                               --------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $174.8, $211.3, $580.6 and
   $619.3 to affiliates)                                                632.7           625.7              1,873.5       1,916.4
Depreciation and amortization                                           280.3           262.0                828.6         769.1
                                                               --------------------------------------------------------------------
                                                                        913.0           887.7              2,702.1       2,685.5
                                                               --------------------------------------------------------------------
OPERATING INCOME                                                        228.1           285.3                817.8         829.8
OTHER INCOME, NET
   (including $4.0, $10.2, $17.6 and $18.5 from affiliates)              16.5            11.2                 35.6          23.9

INTEREST EXPENSE
   (including $9.8, $14.9 , $46.1 and $40.2 to affiliates)               39.1            44.8                128.0         127.6
                                                               --------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              205.5           251.7                725.4         726.1

PROVISION FOR INCOME TAXES                                               77.1            95.0                276.2         281.4
                                                               --------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                  128.4           156.7                449.2         444.7

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                                                    --              --                   .3            --
                                                               --------------------------------------------------------------------
NET INCOME                                                           $  128.4        $  156.7             $  449.5      $  444.7
                                                               ====================================================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------


(Dollars in Millions)                                                              September 30, 2001     December 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                     $      --             $   176.5
Note receivable from affiliate                                                                  94.5                    --
Accounts receivable:
     Trade and other, net of allowances for uncollectibles of $102.4 and $82.1               1,076.4               1,086.4
     Affiliates                                                                                589.3                 166.7
Material and supplies                                                                           42.6                  32.7
Prepaid expenses                                                                                20.5                  41.1
Deferred income taxes                                                                           28.6                  20.7
Other                                                                                          145.4                 136.5
                                                                                  ------------------------------------------
                                                                                             1,997.3               1,660.6
                                                                                  ------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                               16,735.7              15,922.1
Less accumulated depreciation                                                                9,951.2               9,375.2
                                                                                  ------------------------------------------
                                                                                             6,784.5               6,546.9
                                                                                  ------------------------------------------

OTHER ASSETS                                                                                   523.3                 490.6
                                                                                  ------------------------------------------

TOTAL ASSETS                                                                               $ 9,305.1             $ 8,698.1
                                                                                  ==========================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                           CONDENSED BALANCE SHEETS

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

(Dollars in Millions)                                                       September 30, 2001     December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliates                                                  $  181.9                     $1,066.0
   Other                                                                           50.0                        100.0
Accounts payable and accrued liabilities:
   Affiliates                                                                   1,196.8                        648.9
   Other                                                                          679.7                        733.4
Other liabilities                                                                 171.7                        163.8
                                                                       -----------------------------------------------
                                                                                2,280.1                      2,712.1
                                                                       -----------------------------------------------
LONG-TERM DEBT
Note payable to affiliate                                                         200.0                        200.0
Other                                                                           2,807.5                      1,829.8
                                                                       -----------------------------------------------
                                                                                3,007.5                      2,029.8
                                                                       -----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                    1,269.1                      1,467.3
                                                                       -----------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                             243.2                        130.7
Unamortized investment tax credits                                                 34.6                         37.5
Other                                                                             221.4                        237.1
                                                                       -----------------------------------------------
                                                                                  499.2                        405.3
                                                                       -----------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                           1.0                          1.0
Additional paid-in capital                                                      1,298.0                      1,392.5
Reinvested earnings                                                               950.2                        690.1
                                                                       -----------------------------------------------
                                                                                2,249.2                      2,083.6
                                                                       -----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                  $9,305.1                     $8,698.1
                                                                       ===============================================

                  See Notes to Condensed Financial Statements.

                           Verizon New England Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended September 30,
                                                                        ---------------------------------------
(Dollars in Millions) (Unaudited)                                                    2001               2000
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 1,241.9           $1,005.3
                                                                        ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                176.5              166.9
Capital expenditures                                                             (1,047.9)            (990.4)
Net change in note receivable from affiliate                                        (94.5)                --
Other, net                                                                          (17.0)             (86.3)
                                                                        ---------------------------------------
Net cash used in investing activities                                              (982.9)            (909.8)
                                                                        ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                            993.2              124.7
Proceeds from medium-term note payable to affiliate                                    --              200.0
Principal repayments of borrowings and capital lease obligations                   (100.0)            (100.2)
Net change in note payable to affiliates                                           (884.1)              67.3
Distributions of additional paid-in capital                                        (145.0)            (381.6)
Dividend paid                                                                       (95.0)                --
Net change in outstanding checks drawn on controlled
    disbursement accounts                                                           (28.1)              (8.2)
                                                                        ---------------------------------------
Net cash used in financing activities                                              (259.0)             (98.0)
                                                                        ---------------------------------------
NET CHANGE IN CASH                                                                     --               (2.5)

CASH, BEGINNING OF PERIOD                                                              --                2.5
                                                                        ---------------------------------------

CASH, END OF PERIOD                                                             $      --           $     --
                                                                        =======================================

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

4.   Dividend

     On September 6, 2001, we declared a dividend in the amount of $95.0 million from Reinvested Earnings. The dividend was paid to NYNEX on November 1, 2001.

5.   Debt

     In August 2001, we issued $1,000 million of 6 1/2% Series A Debentures due on September 15, 2011. Proceeds from this sale were used to repay or refinance existing indebtedness and for general corporate purposes. Also in August 2001, we entered into interest rate swaps with notional amounts totaling $500 million, effectively converting a portion of these Debentures into variable-rate debt.

     In the fourth quarter of 2001, we will redeem $50.0 million of 4 1/2% debentures due on July 1, 2002. This redemption is not expected to have a material impact on our results of operations.

6.   Derivatives and Hedging

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

                           Verizon New England Inc.

     The initial impact of adoption on our financial statements was recorded as a cumulative effect of an accounting change resulting in pre-tax income of $.4 million ($.3 million after-tax) in current earnings. The recognition of assets and liabilities was not material to our financial position. The ongoing effect of SFAS No. 133 on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. We recorded pre-tax charges to current earnings of $1.0 million for the three months ended September 30, 2001 and $1.4 million for the nine months ended September 30, 2001.

     We have entered into domestic interest rate swaps to achieve a variable-rate on fixed-rate debt securities. These swaps hedge against changes in the fair value of certain debt securities. We record the interest rate swaps at fair value in our balance sheet as assets and adjust debt for the change in their fair value resulting from changes in interest rates. For the nine months ended September 30, 2001, the ineffective portion of these hedges was not material to our results of operations or financial condition.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

8.   Merger Charges

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

     In addition, we recorded pre-tax merger-related transition costs of $33.6 million in the first nine months of 2001 and $5.1 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other

                           Verizon New England Inc.

costs to establish the Verizon brand. Transition costs since the date of the merger totaled $46.6 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.0 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

9.   Shareowner's Investment

                                                                                Common           Additional      Reinvested
(Dollars in Millions)                                                            Stock      Paid-in Capital        Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                      $1.0             $1,392.5         $ 690.1
Net income                                                                                                            449.5
Distribution of additional paid-in capital declared to NYNEX                                          (95.0)
Dividend declared to NYNEX                                                                                           (190.0)
Other                                                                                                    .5              .6
                                                                          ----------------------------------------------------
Balance at September 30, 2001                                                     $1.0             $1,298.0         $ 950.2
                                                                          ====================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

10.  Commitments and Contingencies

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $449.5 million for the nine month period ended September 30, 2001, compared to net income of $444.7 million for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                        (Dollars in Millions)
Nine Months Ended September 30                                                        2001                2000
------------------------------------------------------------------------------------------------------------------
Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                                 $  --              $ 25.7
   Bell Atlantic-GTE merger severance costs                                             --                27.8
   Bell Atlantic-GTE merger transition costs                                          33.6                 5.1
   Bell Atlantic-GTE merger related costs                                               --                 2.0
   Other charges and special items                                                      --                39.9
                                                                              ------------------------------------
Net impact on income before provision for income taxes and
   cumulative effect of change in accounting principle                               $33.6              $100.5
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

     In addition, we recorded pre-tax merger-related transition costs of $33.6 million in the first nine months of 2001 and $5.1 million for the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $2.0 million pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $39.9 million. These charges included costs for inventory adjustments, write-offs of accounts receivable, legal contingencies and other miscellaneous items.

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.

                           Verizon New England Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                         2001             2000
--------------------------------------------------------------------------------
Local services                                      $1,873.9         $1,880.7
Network access services                              1,141.5          1,092.2
Long distance services                                 323.1            391.3
Other services                                         181.4            151.1
                                             -----------------------------------
Total                                               $3,519.9         $3,515.3
                                             ===================================

LOCAL SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                        $(6.8)         (.4)%
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

     Local service revenues declined in the first nine months of 2001 primarily due to the effect of lower demand and usage of our basic wireline services, as reflected by a decrease in our switched access lines in service from September 30, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline services. Price reductions also contributed to the decline in local service revenues.

     These decreases were substantially offset by higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.


NETWORK ACCESS SERVICES

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                         $49.3          4.5%
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

     Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

     This increase was partially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

                           Verizon New England Inc.

LONG DISTANCE SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(68.2)       (17.4)%
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

     Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Price reductions on certain long distance services also contributed to the decrease in long distance revenues in the first nine months of 2001.


OTHER SERVICES

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                         $30.3         20.1%
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

     Other service revenues increased in the first nine months of 2001 primarily due to the effect of an accrual in 2000 for a state regulatory matter and the effect of one-time reclassifications associated with certain regulatory-related activities. Higher customer late payment charges also contributed to the increase in other service revenues. These increases were partially offset by lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(42.9)        (2.2)%
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

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by lower interconnection and related costs associated with reciprocal compensation arrangements. Operating costs have also decreased due to business integration activities and effective cost control measures. These decreases were partially offset by an increase in the provision for uncollectible accounts receivable and annual salary and wage increases for management and non-management employees.

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

                           Verizon New England Inc.

regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                        $59.5          7.7%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.


OTHER INCOME, NET

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                        $11.7         49.0%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the third quarter of 2001 and equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was 25.79%.


INTEREST EXPENSE

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                          $.4           .3%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first nine months of 2001, over the same period in 2000, primarily due to higher levels of average borrowings. This increase was substantially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction and the effect of lower rates of interest.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30,
--------------------------------------------------------------------------------
     2001                                                     38.1%
--------------------------------------------------------------------------------
     2000                                                     38.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower in the first nine months of 2001 due to higher equity income associated with our investment in Verizon Services Group, for which we do not recognize income tax expense, and non-recurring deferred income tax expense recorded in 2000.

                            Verizon New England Inc.

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
----------------------------------------------------

     In the first quarter of 2001, we recorded a credit to earnings of $.3 million (net of income taxes of $.1 million) for the cumulative effect of a change in accounting principle associated with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. For additional information, see
Note 6 to the condensed financial statements.

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

     In addition, we filed state applications for support of our anticipated applications with the FCC for permission to enter the in-region long distance market in Rhode Island, New Hampshire, Vermont and Maine. The in-region long distance service would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                           Verizon New England Inc.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit
                Number
                ------
                  12       Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                           Verizon New England Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 Verizon New England Inc.




Date: November 13, 2001          By  /s/  Edwin F. Hall
                                    --------------------------------------------
                                          Edwin F. Hall
                                          Chief Financial Officer and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                           Verizon New England Inc.

                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------

  12          Computation of Ratio of Earnings to Fixed Charges.