Form 10-Q
period 2002-03-31
VERIZON NEW ENGLAND INC
filed 2002-05-15
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


 (Mark one)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                            Verizon New England Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                                              Three Months Ended March 31,
                                                                              ---------------------------------------------------
(Dollars in Millions) (Unaudited)                                                             2002                     2001
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $53.1 and $58.5 from affiliates)                                             $1,117.7                  $1,189.5
                                                                              ---------------------------------------------------

OPERATING EXPENSES
Operations and support (including $174.8 and $201.9 to affiliates)                            576.9                     653.0
Depreciation and amortization                                                                 294.7                     269.9
                                                                              ---------------------------------------------------
                                                                                              871.6                     922.9
                                                                              ---------------------------------------------------

OPERATING INCOME                                                                              246.1                     266.6

OTHER INCOME, NET
   (including $19.0 and $4.5 from affiliates)                                                  19.8                       8.4

INTEREST EXPENSE
   (including $4.2 and $19.6 to affiliates)                                                    40.0                      46.0
                                                                              ---------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                   225.9                     229.0

PROVISION FOR INCOME TAXES                                                                     81.9                      88.6
                                                                              ---------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                                          144.0                     140.4

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                                       (4.3)                      ---

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX                                                                                   ---                        .3
                                                                              ---------------------------------------------------
 NET INCOME                                                                                $  139.7                  $  140.7
                                                                              ===================================================

                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                 March 31, 2002          December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT ASSETS
Short-term investments                                                                       $ 179.6                    $ 266.9
Note receivable from affiliate                                                                  20.6                      107.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $136.1 and $142.2                 977.0                    1,031.0
    Affiliates                                                                                 274.4                      296.5
Material and supplies                                                                           42.2                       38.3
Prepaid expenses                                                                                27.5                       30.6
Deferred income taxes                                                                           50.3                       33.4
Other                                                                                          150.7                      127.7
                                                                                  -----------------------------------------------
                                                                                             1,722.3                    1,931.6
                                                                                  -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                               16,994.6                   16,953.4
Less accumulated depreciation                                                               10,270.3                   10,120.9
                                                                                  -----------------------------------------------
                                                                                             6,724.3                    6,832.5
                                                                                  -----------------------------------------------

PREPAID PENSION ASSET                                                                           52.7                        ---
                                                                                  -----------------------------------------------

OTHER ASSETS                                                                                   485.3                      506.8
                                                                                  -----------------------------------------------

TOTAL ASSETS                                                                                $8,984.6                  $ 9,270.9
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

                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                 March 31, 2002          December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                 $ 685.5                    $ 574.4
   Other                                                                                       400.8                      176.3
Accounts payable and accrued liabilities:
   Affiliates                                                                                  686.3                      807.1
   Other                                                                                       744.0                      829.5
Other liabilities                                                                              164.2                      162.2
                                                                                   ----------------------------------------------
                                                                                             2,680.8                    2,549.5
                                                                                   ----------------------------------------------

LONG-TERM DEBT
Note payable to affiliate                                                                      200.0                      200.0
Other                                                                                        2,074.1                    2,608.2
                                                                                   ----------------------------------------------
                                                                                             2,274.1                    2,808.2
                                                                                   ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 1,286.9                    1,297.0
                                                                                   ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                          273.6                      222.3
Unamortized investment tax credits                                                              25.3                       26.0
Other                                                                                          210.2                      199.9
                                                                                   ----------------------------------------------
                                                                                               509.1                      448.2
                                                                                   ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock-one share, without par value                                                        1.0                        1.0
Additional paid-in capital                                                                   1,508.4                    1,497.4
Reinvested earnings                                                                            724.3                      669.6
                                                                                   ----------------------------------------------
                                                                                             2,233.7                    2,168.0
                                                                                   ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $8,984.6                   $9,270.9
                                                                                   ==============================================

                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended March 31,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                             2002                  2001
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $  332.2               $  531.1
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           87.3                   58.8
Capital expenditures                                                                         (185.5)                (492.0)
Change in note receivable from affiliate                                                       86.6                 (106.8)
Investment in unconsolidated business                                                          (8.7)                   ---
Other, net                                                                                       ---                  (5.4)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                         (20.3)                (545.4)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                  (300.0)                  ---
Change in note payable to affiliate                                                            111.1                  81.0
Dividends paid                                                                                (126.0)                (50.0)
Capital contribution from parent                                                                 8.7                   ---
Net change in outstanding checks drawn on controlled
    disbursement accounts                                                                       (5.7)                (16.7)
                                                                                    ---------------------------------------------
Net cash provided by/(used in) financing activities                                           (311.9)                 14.3
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               ---                   ---

CASH, BEGINNING OF PERIOD                                                                        ---                   ---
                                                                                    ---------------------------------------------
CASH, END OF PERIOD                                                                        $     ---               $   ---
                                                                                    =============================================


                 See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      Verizon New England Inc. is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission
(SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

      Our other intangible assets consist of non-network software as follows:

                                                 As of March 31, 2002         As of December 31, 2001
                                     ----------------------------------------------------------------
                                       Gross Carrying     Accumulated  Gross Carrying     Accumulated
(Dollars in Millions)                          Amount    Amortization          Amount    Amortization
-----------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)            $187.7           $56.0          $187.7           $48.4

     Intangible assets amortization expense was $7.6 million for the quarter ended March 31, 2002. It is estimated to be $23.7 million for the remainder of 2002, $30.1 million in 2003, $26.1 million in 2004, $22.7 million in 2005 and
$15.1 million in 2006, related to our non-network software.

      Impairment or Disposal of Long-Lived Assets

     Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.      Recent Accounting Pronouncement

      Asset Retirement Obligations
      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                            Verizon New England Inc.

4.     Financial Instruments

       Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The initial impact of adoption on our financial statements was recorded as a cumulative effect of an accounting change resulting in income of $.3 million in current earnings. The recognition of assets and liabilities was not material to our financial position.

     The ongoing effect of SFAS No. 133 on our financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2002 and 2001, we recorded charges to current earnings of $.3 million and $.2 million respectively, which are related to the mark to market adjustment on our interest rate swaps and the amortization of an ineffective swap.

5.    Dividend

      On March 9, 2002, we declared a dividend in the amount of $85.0 million from Reinvested Earnings. The dividend was paid to NYNEX on May 1, 2002.

6.    Debt

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $4.3 million (net of income tax benefits of $2.8 million). These debt extinguishments consisted of the following:

          .    $100.0 million of 6 1/8% debentures due on October 1, 2006
          .    $125.0 million of 6 3/8% debentures due on September 1, 2008
          .    $75.0 million of 9% debentures due on August 1, 2031

7.    Shareowner's Investment

                                      Common          Additional     Reinvested
(Dollars in Millions)                  Stock     Paid-in Capital       Earnings
-------------------------------------------------------------------------------
Balance at December 31, 2001            $1.0            $1,497.4         $669.6
Net income                                                                139.7
Dividend declared to NYNEX                                                (85.0)
Capital contribution from NYNEX                              8.7
Other                                                        2.3
                                    --------------------------------------------
Balance at March 31, 2002               $1.0            $1,508.4         $724.3
                                    ============================================

      Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

8.    Commitments and Contingencies

       We have a contractual commitment to purchase network-related software totaling $33.3 million during the remainder of 2002.

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

                            Verizon New England Inc.

9.    Investment in Verizon Ventures III Inc.

      In November 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we have accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred assets to us in the jurisdictions of Massachusetts and Rhode Island. Ventures III transferred assets back to us with an aggregate net book value of $8.7 million in Vermont and Maine on February 1, 2002 and March 1, 2002, respectively. We expect to complete asset transfers in New Hampshire late in the second quarter of 2002. In consideration of the transfer of these assets, we have or will surrender our common stock in Ventures III and remit certain cash compensation.

       In connection with this reintegration, we received a capital contribution from our parent of $8.7 million in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

10.   Employee Severance Costs

     In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $27.8 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. During the fourth quarter of 2001, we recorded a special charge of $72.0 million, as recorded under SFAS No. 112, for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $64.1 million.

11.   Subsequent Event

      On May 10, 2002, we issued $480 million of Debentures, which have an interest rate of 7% and mature on May 15, 2042. We will use the proceeds from the sale to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes.

                            Verizon New England Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $139.7 million for the three month period ended March 31, 2002, compared to net income of $140.7 million for the same period in 2001.

Verizon Ventures III

       During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. In the fourth quarter of 2001 and the first quarter of 2002, after required state regulatory approvals were obtained, the advance data assets in certain of our jurisdictions were transferred back to us and we surrendered a portion of our ownership in Ventures III. (See Note 9 to the Condensed Financial Statements.)

       This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income, net, and the Provision for income taxes, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                  Three Months Ended March 31,
                                              --------------------------------
                                                    2002               2001
------------------------------------------------------------------------------
Local services                                    $  581.0          $  640.2
Network access services                              386.8             379.8
Long distance services                                98.6             112.0
Other services                                        51.3              57.5
                                              ---------------------------------
Total                                             $1,117.7          $1,189.5
                                              =================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                        $(59.2)       (9.2)%
-------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

     Local service revenues declined in the first three months of 2002 primarily due to the effect of lower billings to CLECs for the purchase of UNEs and for interconnection of their networks with our network. In addition, the effect of lower demand and usage of some basic wireline services, as reflected by a decrease in our switched access lines in service of 4.4% from March 31, 2001, also contributed to the reduction in local service revenues. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

                            Verizon New England Inc.

NETWORK ACCESS SERVICES

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                          $7.0         1.8%
-------------------------------------------------------------------------------

      Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access service revenue growth in the first three months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and the impact of the partial reintegration of Ventures III.

      This increase was substantially offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The impact of the slowing economy also affected network access revenues in 2002.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
-------------------------------------------------------------------------------
      Three Months                                        $(13.4)      (12.0)%
-------------------------------------------------------------------------------

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

      Long distance service revenues declined in first three months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

OTHER SERVICES

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                         $(6.2)      (10.8)%
-------------------------------------------------------------------------------

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

      Other service revenues decreased in the first three months of 2002 primarily due to lower facilities rental revenues from affiliates and lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers.

                            Verizon New England Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                        $(76.1)      (11.7)%
-------------------------------------------------------------------------------

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

      The decrease in operations and support expenses was primarily attributable to lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers, as well as lower employee costs associated with declining workforce levels. A decrease in centralized services expenses allocated to us by Verizon Services primarily due to effective cost control measures also contributed to the decrease in operations and support expenses. Salary and wage increases for employees and the partial reintegration of Ventures III partially offset the decline in operations and support expenses for the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
-------------------------------------------------------------------------------
      Three Months                                         $24.8         9.2%
-------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs.

OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME, NET

      2002 - 2001                                              Increase
-------------------------------------------------------------------------------
      Three Months                                         $11.4       135.7%
-------------------------------------------------------------------------------

      Other income, net includes equity income (losses), interest income and other nonoperating income and expense items. We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of Verizon Communications' subsidiaries.

      The increase in other income, net, was primarily attributable to higher equity income recognized from our investment in Verizon Services Group and the partial reintegration of Ventures III. These factors were partially offset by lower interest income on a note receivable from an affiliate due to lower interest rates.

                            Verizon New England Inc.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                         $(6.0)      (13.0)%
-------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first three months of 2002, over the same period in 2001, primarily as a result of lower interest rates on variable debt with an affiliate and lower levels of average short-term debt with an affiliate. These decreases were partially offset by the effect of higher levels of long-term debt.

EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
-------------------------------------------------------------------------------
      2002                                                       36.3%
-------------------------------------------------------------------------------
      2001                                                       38.7%
-------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to an increase in non-taxable equity income from our investment in Verizon Services Group. The partial reintegration of Ventures III also contributed to the reduction in the effective income tax in 2002, but to a lesser extent.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $4.3 million (net of income tax benefits of $2.8 million).

      See Note 6 to the Condensed Financial Statements.


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

      See Note 4 to the Condensed Financial Statements.



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

                            Verizon New England Inc.

       On April 16, 2001, February 22, 2002 and April 17, 2002, the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island and Vermont, respectively. The Massachusetts order is currently on appeal to the U.S. Court of Appeals. WorldCom Inc. has filed a complaint at the FCC seeking to have our long distance authority in Massachusetts revoked or suspended. The complaint is based on several of Verizon Communications' charges to competitive local exchange carriers. Since April 26, 2001, March 7, 2002 and April 30, 2002, in-region long distance service is being offered in Massachusetts, Rhode Island and Vermont, respectively, by a separate non-regulated subsidiary of Verizon Communications as required by law.

       On March 21, 2002, we filed an application with the FCC to offer long-distance service in Maine. The FCC must rule on this application by June 19, 2002. We have also filed a state application for support of anticipated application with the FCC for permission to enter the in-region long distance market in New Hampshire.

Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

Subsequent Event

      On May 10, 2002, we issued $480 million of Debentures, which have an interest rate of 7% and mature on May 15, 2042. We will use the proceeds from the sale to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   Exhibit
                   Number
                   ------
                    12       Computation of Ratio of Earnings to Fixed Charges.

              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                            Verizon New England Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Verizon New England Inc.

Date: May 15, 2002           By  /s/   Edwin F. Hall
                                ------------------------------------------------
                                       Edwin F. Hall
                                       Chief Financial Officer and Controller

        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.