Form 10-Q
period 2002-06-30
VERIZON NEW ENGLAND INC
filed 2002-08-14
CIK 71344

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                            Verizon New England Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                       Three Months Ended June 30,    Six Months Ended June 30,
                                                                    --------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                          2002              2001         2002            2001
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $56.6, $69.0, $109.7 and $127.5 from affiliates)          $1,103.6       $1,189.3       $2,221.3        $2,378.8
                                                                    --------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $231.7, $203.9, $406.5 and
   $405.8 to affiliates)                                                   662.4          587.8        1,239.3         1,240.8
Depreciation and amortization                                              298.9          278.4          593.6           548.3
                                                                    --------------------------------------------------------------
                                                                           961.3          866.2        1,832.9         1,789.1
                                                                    --------------------------------------------------------------

OPERATING INCOME                                                           142.3          323.1          388.4           589.7

OTHER INCOME, NET
   (including $6.1, $9.1, $25.1 and $13.6 from affiliates)                   8.2           10.7           28.0            19.1

INTEREST EXPENSE
   (including $2.9, $16.7, $7.1 and $36.3 to affiliates)                    39.2           42.9           79.2            88.9
                                                                    --------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES,
   EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                          111.3          290.9          337.2           519.9

PROVISION FOR INCOME TAXES                                                  41.7          110.5          123.6           199.1
                                                                    --------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                 69.6          180.4          213.6           320.8

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                      --             --           (4.3)             --

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX                                                                 --             --             --              .3
                                                                    --------------------------------------------------------------

NET INCOME                                                              $   69.6       $  180.4       $  209.3        $  321.1
                                                                    ==============================================================


                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                     June 30, 2002       December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Short-term investments                                                                        $    92.3               $   266.9
Note receivable from affiliate                                                                     70.0                   107.2
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $164.5 and $142.2                    871.9                 1,031.0
    Affiliates                                                                                    331.7                   296.5
Material and supplies                                                                              37.9                    38.3
Prepaid expenses                                                                                   26.3                    30.6
Deferred income taxes                                                                              84.1                    33.4
Other                                                                                             145.6                   127.7
                                                                                -------------------------------------------------
                                                                                                1,659.8                 1,931.6
                                                                                -------------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                  17,102.1                16,953.4
Less accumulated depreciation                                                                  10,466.4                10,120.9
                                                                                -------------------------------------------------
                                                                                                6,635.7                 6,832.5
                                                                                -------------------------------------------------

PREPAID PENSION ASSET                                                                              89.9                      --
                                                                                -------------------------------------------------

OTHER ASSETS                                                                                      529.1                   506.8
                                                                                -------------------------------------------------

TOTAL ASSETS                                                                                  $ 8,914.5               $ 9,270.9
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


                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                        June 30, 2002        December 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                      $   88.7                 $  574.4
   Other                                                                             400.5                    176.3
Accounts payable and accrued liabilities:
   Affiliates                                                                        774.6                    807.1
   Other                                                                             741.7                    829.5
Other liabilities                                                                    164.5                    162.2
                                                                      -----------------------------------------------
                                                                                   2,170.0                  2,549.5
                                                                      -----------------------------------------------

LONG-TERM DEBT

Note payable to affiliate                                                            200.0                    200.0
Other                                                                              2,581.5                  2,608.2
                                                                      -----------------------------------------------
                                                                                   2,781.5                  2,808.2
                                                                      -----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                       1,261.1                  1,297.0
                                                                      -----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                299.5                    222.3
Unamortized investment tax credits                                                    24.5                     26.0
Other                                                                                196.8                    199.9
                                                                      -----------------------------------------------
                                                                                     520.8                    448.2
                                                                      -----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, without par value                                            1.0                      1.0
Additional paid-in capital                                                         1,516.2                  1,497.4
Reinvested earnings                                                                  663.9                    669.6
                                                                      -----------------------------------------------
                                                                                   2,181.1                  2,168.0
                                                                      -----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                     $8,914.5                 $9,270.9
                                                                      ===============================================

                  See Notes to Condensed Financial Statements.

                            Verizon New England Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                     -----------------------------------------
(Dollars in Millions) (Unaudited)                                                2002                2001
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  717.6            $  821.1
                                                                     -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                            174.6               117.7
Capital expenditures                                                           (385.3)             (843.9)
Change in note receivable from affiliate                                         37.2               (97.7)
Investment in unconsolidated business                                            (8.7)                 --
Other, net                                                                       (8.1)               (8.0)
                                                                     -----------------------------------------
Net cash used in investing activities                                          (190.3)             (831.9)
                                                                     -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                        464.9                  --
Early extinguishment of debt                                                   (300.0)                 --
Change in note payable to affiliate                                            (485.7)              188.3
Dividends paid                                                                 (211.0)             (145.0)
Capital contribution from parent                                                  8.7                  --
Net change in outstanding checks drawn on controlled
    disbursement accounts                                                        (4.2)              (32.5)
                                                                     -----------------------------------------
Net cash (used in)/provided by financing activities                            (527.3)               10.8
                                                                     -----------------------------------------

NET CHANGE IN CASH                                                                 --                  --

CASH, BEGINNING OF PERIOD                                                          --                  --
                                                                     -----------------------------------------

CASH, END OF PERIOD                                                          $     --            $     --
                                                                     =========================================

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

      Our other intangible assets consist of non-network software as follows:

                                                                    As of June 30, 2002            As of December 31, 2001
                                                      ---------------------------------  ----------------------------------
                                                       Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Millions)                                          Amount      Amortization            Amount      Amortization
---------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                            $195.9             $63.8           $187.7            $48.4

      Intangible assets amortization expense was $7.8 million for the three months ended June 30, 2002 and $15.4 million for the six months ended June 30, 2002. It is estimated to be $15.8 million for the remainder of 2002, $31.7 million in 2003, $29.6 million in 2004, $20.5 million in 2005 and $17.1 million in 2006, related to our non-network software.

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

                            Verizon New England Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

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

      The ongoing effect of SFAS No. 133 on our financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. We recorded a pre-tax gain of $.6 million and $.3 million for the three months and six months ended June 30, 2002, respectively. These gains are related to the mark-to-market adjustment on our interest rate swaps and the amortization of an ineffective interest rate swap. We recorded pre-tax charges of $.2 million and $.4 million for the three months and six months ended June 30, 2001, respectively. These charges are related to the mark-to-market adjustment on our interest rate swaps.

5.    Dividend

      On June 6, 2002, we declared a dividend in the amount of $130.0 million from Reinvested Earnings. The dividend was paid to NYNEX on August 1, 2002.

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

                            Verizon New England Inc.

      In May 2002, we issued $480 million of 7.0% debentures due on May 15, 2042 at par. Proceeds from this sale of $464.9 million were used to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes.

7.    Shareowner's Investment

                                                Common          Additional        Reinvested
(Dollars in Millions)                            Stock     Paid-in Capital          Earnings
----------------------------------------------------------------------------------------------
Balance at December 31, 2001                      $1.0            $1,497.4           $ 669.6
Net income                                                                             209.3
Dividends declared to NYNEX                                                           (215.0)
Capital contributions from NYNEX                                       8.7
Other                                                                 10.1
                                           ---------------------------------------------------
Balance at June 30, 2002                          $1.0            $1,516.2           $ 663.9
                                           ===================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

8.    Commitments and Contingencies

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

9.    Investment in Verizon Ventures III Inc.

     In November 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we have accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required regulatory approvals were obtained, Ventures III transferred assets to us in the jurisdictions of Massachusetts and Rhode Island. Ventures III transferred assets back to us with an aggregate net book value of $8.7 million in Vermont and Maine on February 1, 2002 and March 1, 2002, respectively, after required regulatory approvals were obtained. We expect to complete asset transfers in New Hampshire late in the third quarter of 2002. In consideration of the transfer of these assets, we have or will surrender our common stock in Ventures III and remit cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $8.7 million in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

                            Verizon New England Inc.

10.   Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $27.8 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $72.0 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $64.8 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 880 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $122.3 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure of WorldCom Inc.

                            Verizon New England Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

         We reported net income of $209.3 million for the six month period ended June 30, 2002, compared to net income of $321.1 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

         During the second quarter of 2002, we recorded a charge of $64.8 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

         In addition, during the second quarter of 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure of WorldCom Inc.

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

         This partial reintegration principally affected our comparison of Network access services revenues and Operations and support expenses, as described below.

OPERATING REVENUES
------------------
(Dollars in Millions)

                                                    Six Months Ended June 30,
                                         ---------------------------------------
                                                        2002             2001
--------------------------------------------------------------------------------
Local services                                      $1,157.7          $1,286.9
Network access services                                761.3             761.4
Long distance services                                 193.9             218.1
Other services                                         108.4             112.4
                                         ---------------------------------------
Total                                               $2,221.3          $2,378.8
                                         =======================================

         We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                            Verizon New England Inc.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(129.2)      (10.0)%
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

     Local service revenues declined in the first six months of 2002 primarily due to the effect of lower billings to CLECs for the purchase of UNEs and for interconnection of their network with our network. In addition, the effect of lower demand and usage of some basic wireline services, as reflected by a decrease in our switched access lines in service of 4.7% from June 30, 2001, also contributed to the reduction in local service revenues. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

NETWORK ACCESS SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $   (.1)          --%
--------------------------------------------------------------------------------

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

     Network access service revenue decreased in the first six months of 2002 primarily due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs. In addition, price reductions associated with federal and state price cap filings and other regulatory decisions also contributed to the decrease in network access service revenue growth in the first half of 2002. These decreases were substantially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and by the partial reintegration of Ventures III.

LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $ (24.2)      (11.1)%
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

      Long distance service revenues declined in first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                            Verizon New England Inc.

OTHER SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(4.0)       (3.6)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to the effect of a one-time reclassification in 2001 associated with regulatory-related activities. This decrease was partially offset by higher facilities rental revenues from affiliates.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(1.5)        (.1)%
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

      The decrease in operations and support expenses was primarily attributable to effective cost control measures, lower employee costs associated with declining workforce levels, and a one-time reclassification in 2001 associated with regulatory-related activities. Lower interconnection expense due to favorable adjustments resulting from regulatory decisions also contributed to the decrease in operations and support expenses. These decreases were substantially offset by an increase in the provision for uncollectible accounts receivable, as well as employee severance costs recorded in the second quarter of 2002. The partial reintegration of Ventures III and salary and wage increases for employees further offset the decline in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                           $45.3         8.3%
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

      Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

                            Verizon New England Inc.

OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME, NET

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                            $8.9        46.6%
--------------------------------------------------------------------------------

      Other income, net includes equity income (losses), interest income and other nonoperating income and expense items. We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of the subsidiaries of Verizon Communications Inc. (Verizon Communications).

      The increase in other income, net, was primarily attributable to higher equity income recognized from our investment in Verizon Services Group. This increase was partially offset by lower interest income from our short-term investments.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(9.7)      (10.9)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate and the effect of lower average levels of short-term debt with an affiliate. These decreases were partially offset by the effect of higher levels of long-term debt.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                       36.7%
--------------------------------------------------------------------------------
      2001                                                       38.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effects of lower pre-tax income and an increase in non-taxable equity income from our investment in Verizon Services Group during the first six months of 2002.

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

      See Note 4 to the Condensed Financial Statements.



OTHER MATTERS
-------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

         On April 16, 2001, February 22, 2002, April 17, 2002 and June 19, 2002,
the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island, Vermont and Maine, respectively. The Massachusetts and Vermont orders are currently on appeal to the U.S. Court of Appeals. WorldCom Inc. has filed a complaint with the FCC seeking to have our long distance authority in Massachusetts revoked or suspended. On July 23, 2002, the FCC denied the complaint. Since April 26, 2001, March 7, 2002, April 30, 2002 and July 1, 2002, in-region long distance service is being offered in Massachusetts, Rhode Island, Vermont and Maine, respectively, by a separate non-regulated subsidiary of Verizon Communications as required by law.

       On June 27, 2002, we filed an application with the FCC to offer long-distance service in New Hampshire. The FCC must rule on this application by September 25, 2002. In region long distance in New Hampshire would be offered by a separate non-regulated subsidiary of Verizon Communications as required by law.

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

                            Verizon New England Inc.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits:

                Exhibit
                Number
                ------

                  12      Computation of Ratio of Earnings to Fixed Charges.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                            Verizon New England Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Verizon New England Inc.



Date: August 14, 2002             By /s/ Edwin F. Hall
                                     -------------------------------------------
                                         Edwin F. Hall
                                         Chief Financial Officer and Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                           EXHIBIT INDEX


    Exhibit
    Number
    -------
      12      Computation of Ratio of Earnings to Fixed Charges.