Form 10-Q
period 2002-09-30
VERIZON NEW ENGLAND INC
filed 2002-11-13
CIK 71344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-1150

VERIZON NEW ENGLAND INC.

A New York Corporation	I.R.S. Employer Identification No. 04-1664340

185 Franklin Street, Boston, Massachusetts 02110

Telephone Number (617) 743-9800

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒         No ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VERIZON NEW ENGLAND INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001	2002	2001
OPERATING REVENUES (including $46.4, $59.5, $156.1 and $187.0 from affiliates)	$1,068.8	$1,141.1	$3,290.1	$3,519.9

Operations and support expense (exclusive of items shown below) (including $217.2, $174.8, $623.7 and $580.6 to affiliates)	662.4	632.7	1,901.7	1,873.5
Depreciation and amortization	275.7	280.3	869.3	828.6

	938.1	913.0	2,771.0	2,702.1

OPERATING INCOME	130.7	228.1	519.1	817.8

OTHER INCOME, NET (including $3.6, $4.0, $28.7 and $17.6 from affiliates)	4.2	16.5	32.2	35.6

INTEREST EXPENSE (including $1.2, $9.8, $8.3 and $46.1 to affiliates)	42.5	39.1	121.7	128.0

INCOME BEFORE PROVISION FOR INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	92.4	205.5	429.6	725.4

PROVISION FOR INCOME TAXES	35.4	77.1	159.0	276.2

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	57.0	128.4	270.6	449.2

EXTRAORDINARY ITEM Early extinguishment of debt, net of tax	(18.6)	—	(22.9)	—

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	.3

NET INCOME	$38.4	$128.4	$247.7	$449.5

See Notes to Condensed Financial Statements.

VERIZON NEW ENGLAND INC.

CONDENSED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Short-term investments	$5.0	$266.9
Notes receivable from affiliates	118.9	107.2
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $179.7 and $142.2	890.5	1,031.0
Affiliates	274.5	296.5
Material and supplies	35.1	38.3
Prepaid expenses	22.5	30.6
Deferred income taxes	62.2	33.4
Other	131.6	127.7

	1,540.3	1,931.6

PLANT, PROPERTY AND EQUIPMENT	17,139.3	16,953.4
Less accumulated depreciation	10,585.0	10,120.9

	6,554.3	6,832.5

OTHER ASSETS	658.1	506.8

TOTAL ASSETS	$8,752.7	$9,270.9

See Notes to Condensed Financial Statements.

VERIZON NEW ENGLAND INC.

CONDENSED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREOWNER’S INVESTMENT
CURRENT LIABILITIES
Debt maturing within one year:
Note payable to affiliate	$—	$574.4
Current portion of long-term debt
Affiliate	200.0	—
Other	400.3	176.3
Accounts payable and accrued liabilities:
Affiliates	769.2	807.1
Other	766.3	829.5
Other liabilities	154.0	162.2

	2,289.8	2,549.5

LONG-TERM DEBT
Note payable to affiliate	—	200.0
Other	2,626.1	2,608.2

	2,626.1	2,808.2

EMPLOYEE BENEFIT OBLIGATIONS	1,247.1	1,297.0

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	321.7	222.3
Unamortized investment tax credits	23.8	26.0
Other	181.5	199.9

	527.0	448.2

SHAREOWNER’S INVESTMENT
Common stock-one share, without par value	1.0	1.0
Additional paid-in capital	1,516.4	1,497.4
Reinvested earnings	545.3	669.6

	2,062.7	2,168.0

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$8,752.7	$9,270.9

See Notes to Condensed Financial Statements.

VERIZON NEW ENGLAND INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,094.1	$1,241.9

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	261.9	176.5
Capital expenditures	(579.2)	(1,047.9)
Change in notes receivable from affiliates	(11.7)	(94.5)
Investment in unconsolidated business	(8.7)	—
Other, net	(7.2)	(17.0)

Net cash used in investing activities	(344.9)	(982.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	464.9	993.2
Early extinguishment of debt	(300.0)	—
Principal repayments of borrowings and capital lease obligations	(.1)	(100.0)
Change in short-term note payable to affiliate	(574.4)	(884.1)
Distributions of additional paid-in capital	—	(145.0)
Dividends paid	(341.0)	(95.0)
Capital contribution from parent	8.7	—
Net change in outstanding checks drawn on controlled disbursement accounts	(7.3)	(28.1)

Net cash used in financing activities	(749.2)	(259.0)

NET CHANGE IN CASH	—	—
CASH, BEGINNING OF PERIOD	—	—

CASH, END OF PERIOD	$—	$—

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.     Adoption of New Accounting Standards

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

Our other intangible assets consist of non-network software as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Millions)
Non-network software (3 to 7 years)	$195.0	$71.8	$187.7	$48.4

Intangible assets amortization expense was $8.0 million for the three months ended September 30, 2002 and $23.4 million for the nine months ended September 30, 2002. Amortization expense is estimated to be $7.9 million for the remainder of 2002, $31.6 million in 2003, $29.5 million in 2004, $20.4 million in 2005 and $17.0 million in 2006, related to our non-network software.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

VERIZON NEW ENGLAND INC.

3.    Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Financial Instruments

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The initial impact of adoption on our financial statements was recorded as a cumulative effect of an accounting change resulting in income of $0.3 million in current earnings. The recognition of assets and liabilities was not material to our financial position.

The ongoing effect of SFAS No. 133 on our financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. We recorded a pre-tax gain of $0.1 million for the nine months ended September 30, 2002. This gain is related to the mark-to-market adjustment on our interest rate swaps and the amortization of an ineffective interest rate swap. We recorded pre-tax charges of $0.2 million, $1.0 million and $1.4 million for the three months ended September 30, 2002, the three and nine months ended September 30, 2001, respectively. These charges are related to the mark-to-market adjustment on our interest rate swaps and the amortization of an ineffective interest rate swap.

5.    Dividend

On September 5, 2002, we declared a dividend in the amount of $157.0 million. The dividend was paid to NYNEX on November 1, 2002.

VERIZON NEW ENGLAND INC.

6.    Debt

Our $175.0 million 6.3% notes due in 2012 are subject to a mandatory redemption at 100% of the principal amount plus accrued interest on December 16, 2002. During September 2002, we recorded an extraordinary charge associated with the buyout of the option to remarket these securities, which reduced net income by $18.6 million (net of income tax benefits of $12.1 million.)

In May 2002, we issued $480 million of 7.0% debentures due on May 15, 2042 at par. Proceeds from this sale of $464.9 million were used to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes.

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $4.3 million (net of income tax benefits of $2.8 million). These debt extinguishments consisted of the following:

•	$100.0 million of 6 1/8% debentures due on October 1, 2006

•	$125.0 million of 6 3/8% debentures due on September 1, 2008

•	$75.0 million of 9% debentures due on August 1, 2031

7.    Shareowner’s Investment

	Common Stock	Additional Paid-in Capital	Reinvested Earnings
	(Dollars in Millions)
Balance at December 31, 2001	$1.0	$1,497.4	$669.6
Net income			247.7
Dividends declared to NYNEX			(372.0)
Capital contributions from NYNEX		8.7
Other		10.3

Balance at September 30, 2002	$1.0	$1,516.4	$545.3

Net income and comprehensive income were the same for the nine months ended September 30, 2002 and 2001.

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

Regulatory conditions to the Bell Atlantic – GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

VERIZON NEW ENGLAND INC.

9.    Investment in Verizon Ventures III Inc.

In November 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission’s (FCC) approval of the Bell Atlantic – GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we have accounted for under the equity method of accounting.

In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required regulatory approvals were obtained, Ventures III transferred assets to us in the jurisdictions of Massachusetts and Rhode Island. Ventures III transferred assets back to us with an aggregate net book value of $8.7 million in Vermont and Maine on February 1, 2002 and March 1, 2002, respectively, after required regulatory approvals were obtained. We expect to complete asset transfers in New Hampshire early in 2003. In consideration of the transfer of these assets, we have or will surrender our common stock in Ventures III and remit cash compensation.

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

10.    Employee Severance and Other

In connection with the Bell Atlantic – GTE merger on June 30, 2000, we incurred charges associated with employee severance of $27.8 million. These costs, as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. The severances in connection with the Bell Atlantic – GTE merger are complete.

During the fourth quarter of 2001, we recorded a charge of $72.0 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $64.8 million in accordance with SFAS No. 112 associated with employee severance. As of September 30, 2002, a total of approximately 1,230 management and associate employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $96.8 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded. During the nine months ended September 30, 2002, we recorded a charge of $23.1 million related to a pension settlement loss incurred in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. Employee benefit costs are recorded in Operations and Support Expense in our Statement of Income.

In addition, during the second quarter of 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure to WorldCom Inc.

VERIZON NEW ENGLAND INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $247.7 million for the nine month period ended September 30, 2002, compared to net income of $449.5 million for the same period in 2001. Our reported results included the following special items:

Employee Severance

During the second quarter of 2002, we recorded a charge of $64.8 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” associated with employee severance.

During the nine months ended September 30, 2002, we recorded a charge of $23.1 million related to a pension settlement loss incurred in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

WorldCom Inc.

During the second quarter of 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure to WorldCom Inc. (WorldCom).

WorldCom, including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection.

During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $42.3 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $12.1 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

OPERATING REVENUES
(Dollars in Millions)

	Nine Months Ended September 30,
	2002	2001
Local services	$1,724.4	$1,873.9
Network access services	1,122.2	1,141.5
Long distance services	281.6	323.1
Other services	161.9	181.4

Total	$3,290.1	$3,519.9

VERIZON NEW ENGLAND INC.

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

2002—2001	(Decrease)
Nine Months	$(149.5)	(8.0)%

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

Local service revenues declined in the first nine months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services and price discounts on product bundling offers. Our switched access lines in service declined 4.8% from September 30, 2001 primarily reflecting the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. In addition, the effect of lower billings to CLECs for the purchase of UNEs and for interconnection of their network with our network also contributed to the reduction in local service revenues.

NETWORK ACCESS SERVICES

2002—2001	(Decrease)
Nine Months	$(19.3)	(1.7)%

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

The decrease in network access revenues in the first nine months of 2002 was mainly attributable to lower demand for switched access services due, in part, to the weakened economy and technology substitution. Network access revenues were also lower due to mandated price reductions on interstate and intrastate services and other regulatory decisions. These factors were partially offset by higher revenues from special access services, as more customers in the business market demand high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

2002—2001	(Decrease)
Nine Months	$(41.5)	(12.8)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions, except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

Long distance service revenues declined in the first nine months of 2002 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and lower access line growth due to the slowing economy also affected long distance service revenue growth.

VERIZON NEW ENGLAND INC.

OTHER SERVICES

2002—2001	(Decrease)
Nine Months	$(19.5)	(10.7)%

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

Other service revenues decreased in the first nine months of 2002 primarily due to the effect of a one-time reclassification in 2001 associated with regulatory-related activities. In addition, lower facilities rental revenues also contributed to the decrease in other service revenues. These factors were partially offset by higher rates charged to customers for late payment fees.

OPERATING EXPENSES
(Dollars in Millions)

OPERATIONS AND SUPPORT

2002—2001	Increase
Nine Months	$28.2	1.5%

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

The increase in operations and support expenses was due, in part, to increased costs associated with uncollectible accounts receivable. Operating costs were also higher due to increased employee costs driven by higher benefit costs and salary and wage increases, partially offset by the effect of declining workforce levels. As described earlier, in 2002, we recorded charges of $87.9 million associated with employee severance costs and other severance-related activities and a charge of $43.5 million associated with uncollectible accounts receivable from WorldCom. Pension income (excluding settlement gains and losses) was $122.4 million and $133.8 million for the nine month periods ended September 30, 2002 and 2001, respectively.

These increases were partially offset by lower spending for contracted and centralized services expenses principally as a result of lower volumes of business and cost containment measures.

DEPRECIATION AND AMORTIZATION

2002—2001	Increase
Nine Months	$40.7	4.9%

Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

Depreciation and amortization expense increased in the first nine months of 2002 primarily due to growth in depreciable telephone plant. This increase was partially offset by the effect of lower rates of depreciation.

VERIZON NEW ENGLAND INC.

OTHER RESULTS
(Dollars in Millions)

OTHER INCOME, NET

2002—2001	(Decrease)
Nine Months	$(3.4)	(9.6)%

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

The decrease in other income, net, was primarily attributable to lower interest income principally resulting from the effect of additional interest income recognized in 2001 associated with the settlement of a tax-related matter. This decrease was partially offset by higher equity income recognized from our investment in Verizon Services Group.

INTEREST EXPENSE

2002—2001	(Decrease)
Nine Months	$(6.3)	(4.9)%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense decreased in the first nine months of 2002, as compared to the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate. This decrease was partially offset by the effect of higher levels of long-term debt.

EFFECTIVE INCOME TAX RATES

Nine Months Ended September 30,
2002	37.0%
2001	38.1%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to the effects of lower pre-tax income and an increase in non-taxable equity income from our investment in Verizon Services Group during the first nine months of 2002.

EARLY EXTINGUISHMENT OF DEBT

Our $175.0 million 6.3% notes due in 2012 are subject to a mandatory redemption at 100% of the principal amount plus accrued interest on December 16, 2002. During September 2002, we recorded an extraordinary charge associated with the buyout of the option to remarket these securities, which reduced net income by $18.6 million (net of income tax benefits of $12.1 million.)

In March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $4.3 million (net of income tax benefits of $2.8 million).

See Note 6 to the Condensed Financial Statements.

VERIZON NEW ENGLAND INC.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In the first quarter of 2001, we recorded an increase to earnings of $0.3 million (net of income taxes of $0.1 million) for the cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.

See Note 4 to the Condensed Financial Statements.

OTHER MATTERS

In-Region Long Distance

Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

On April 16, 2001, February 22, 2002, April 17, 2002, June 19, 2002, and September 25, 2002, the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island, Vermont Maine and New Hampshire, respectively. The Vermont order is currently on appeal to the U.S. Court of Appeals. The U.S. Court of Appeals has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. Since April 26, 2001, March 7, 2002, April 30, 2002, July 1, 2002 and October 23, 2002 in-region long distance service is being offered in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively, by a separate non-regulated subsidiary of Verizon Communications as required by law.

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

VERIZON NEW ENGLAND INC.

Compensation for Internet Traffic

We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002, and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

VERIZON NEW ENGLAND INC.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

VERIZON NEW ENGLAND INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

(b)  There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2002.

VERIZON NEW ENGLAND INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NEW ENGLAND INC.

By:	/s/ EDWIN F. HALL
Edwin F. Hall Chief Financial Officer and Controller

Date: November 13, 2002

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002.

VERIZON NEW ENGLAND INC.

CERTIFICATIONS

I, Ivan G. Seidenberg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New England Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Ivan G. Seidenberg Ivan G. Seidenberg Chairman of the Board, President and Chief Executive Officer

VERIZON NEW ENGLAND INC.

CERTIFICATIONS

I, Edwin F. Hall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon New England Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Edwin F. Hall Edwin F. Hall Chief Financial Officer and Controller

VERIZON NEW ENGLAND INC.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.