Form 10-Q
period 2003-03-31
VERIZON NEW ENGLAND INC
filed 2003-05-13
CIK 71344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-1150

VERIZON NEW ENGLAND INC.

A New York Corporation	I.R.S. Employer Identification No. 04-1664340

185 Franklin Street, Boston, Massachusetts 02110

Telephone Number (617) 743-9800

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Verizon New England Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three Months Ended March 31, 2003 and 2002	1

	Condensed Balance Sheets
	March 31, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	16

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

Certifications		19

Exhibit Index		21

Verizon New England Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Operating Revenues (including $56.9 and $50.8 from affiliates)	$1,034.6	$1,117.7

Operating Expenses (including $201.4 and $173.0 to affiliates)
Cost of services and sales (exclusive of items shown below)	385.0	368.9
Selling, general and administrative expense	194.2	208.0
Depreciation and amortization	276.9	294.7

Total Operating Expenses	856.1	871.6

Operating Income	178.5	246.1

Other income and (expense), net (including $(46.0) and $19.0 from affiliates)	(45.0)	12.7

Interest expense (including $2.2 and $4.2 to affiliates)	43.1	40.0

Income before provision for income taxes and cumulative effect of change in accounting principle	90.4	218.8

Provision for income taxes	53.5	79.1

Income Before Cumulative Effect of Change In Accounting Principle	36.9	139.7

Cumulative effect of change in accounting principle, net of tax	369.5	—

Net Income	$406.4	$139.7

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)

Current assets
Short-term investments	$190.8	$284.2
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $226.5 and $231.9	855.6	843.5
Affiliates	224.7	374.9
Material and supplies	32.7	33.0
Prepaid expenses	46.6	64.9
Deferred income taxes	64.9	61.8
Other	129.4	117.9

	1,544.7	1,780.2

Plant, property and equipment	17,312.4	17,259.2
Less accumulated depreciation	10,296.2	10,735.0

	7,016.2	6,524.2

Intangible assets	116.8	121.6

Prepaid pension asset	156.8	144.1

Other assets	407.5	431.6

Total assets	$9,242.0	$9,001.7

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)

Current liabilities
Debt maturing within one year:
Note payable to affiliate	$493.6	$345.2
Current portion of long-term debt:
Affiliate	200.0	200.0
Other	.1	225.1
Accounts payable and accrued liabilities:
Affiliates	591.0	834.6
Other	695.3	804.0
Other current liabilities	154.0	156.2

	2,134.0	2,565.1

Long-term debt	2,561.2	2,624.8

Employee benefit obligations	1,716.6	1,730.5

Deferred credits and other liabilities
Deferred income taxes	506.1	230.8
Unamortized investment tax credits	22.6	23.1
Other	186.1	185.0

	714.8	438.9

Shareowner’s investment
Common stock – one share, without par value	1.0	1.0
Additional paid-in capital	1,586.7	1,520.1
Reinvested earnings	780.2	373.8
Accumulated other comprehensive loss	(252.5)	(252.5)

	2,115.4	1,642.4

Total liabilities and shareowner’s investment	$9,242.0	$9,001.7

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$351.8	$332.2

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(147.2)	(185.5)
Net change in short-term investments	93.4	87.3
Change in note receivable from affiliate	—	86.6
Investment in unconsolidated business	(66.3)	(8.7)

Net cash used in investing activities	(120.1)	(20.3)

Cash Flows from Financing Activities
Early extinguishment of debt	(60.0)	(300.0)
Principal repayments of borrowings	(225.0)	—
Change in note payable to affiliate	148.4	111.1
Dividends paid	(157.0)	(126.0)
Capital contribution from parent	66.3	8.7
Net change in outstanding checks drawn on controlled disbursement accounts	(4.4)	(5.7)

Net cash used in financing activities	(231.7)	(311.9)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See Notes to Condensed Financial Statements.

Verizon New England Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

Verizon New England Inc. is a wholly owned subsidiary of NYNEX Corporation (NYNEX), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2002 Annual Report on Form 10-K.

We have reclassified certain amounts from prior year’s data to conform to the 2003 presentation.

2.    Adoption of New Accounting Standards

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Prior to 2003, Verizon accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 is less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Net income, as reported	$406.4	$139.7
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.2)	(2.5)

Pro forma net income	$406.2	$137.2

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2003 and 2002 was $.1 million and $0 million, respectively.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

Verizon New England Inc.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other expense and Provision for income taxes.

3.    Financial Instruments

The ongoing effect of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” on our financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three months ended March 31, 2003 and 2002, there was no material impact to our results of operations for the mark-to-market adjustment on our interest rate swaps.

4.    Dividend

On May 1, 2003, we declared and paid a dividend in the amount of $160.0 million to our parent, NYNEX.

5.    Debt

On March 6, 2003, we redeemed the entire outstanding principal amount of our $60.0 million 4 5/8% debentures, due July 1, 2005. There was no material impact to our results of operations due to this redemption.

6.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$1.0	$1,520.1	$373.8	$(252.5)
Net income			406.4
Capital contribution from parent		66.3
Other		.3

Balance at March 31, 2003	$1.0	$1,586.7	$780.2	$(252.5)

Net income and comprehensive income were the same for the three months ended March 31, 2003 and 2002.

Verizon New England Inc.

7.    Investment in Verizon Ventures III Inc. and Other Items

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

In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001 and the first quarter of 2002, after required state regulatory approvals were obtained, Ventures III transferred assets to us in the jurisdictions of Massachusetts, Rhode Island, Vermont and Maine. On February 1, 2003, after required state regulatory approvals were obtained, Ventures III transferred assets back to us with an aggregate net book value of $4.8 million in New Hampshire. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

In connection with this reintegration, we received a capital contribution from our parent of $66.3 million in the first quarter of 2003. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. This reintegration did not have a material effect on our total results of operations or financial condition.

During the three months ended March 31, 2003, our effective income tax rate was 59.2%, as compared to 36.2% for the same period last year. The higher effective tax rate in the first three months of 2003 was primarily due to the effect of higher equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

8.    Employee Severance Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. From time to time, because Verizon’s severance programs are implemented across its subsidiaries, Verizon must redistribute the amount of severance liability based on actual experience at the companies.

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $72.0 million. In the second quarter of 2002, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded a special charge of $64.8 million. As of March 31, 2003, approximately 1,960 employees have been separated under the 2001 and 2002 severance programs. As of March 31, 2003, our severance liability was $68.5 million, which includes future payments to employees previously separated under the 2001 and 2002 severance programs. During the first quarter of 2003, the company’s severance liability was increased by $.7 million for ongoing severance costs and decreased by $30.1 million for payments and the redistribution of severance liabilities across Verizon’s subsidiaries. Severance costs are included in selling, general and administrative expense in our statements of income.

9.    Intangible Assets

Our intangible assets consist of non-network software which we amortize over periods of 3 to 7 years. At March 31, 2003 and December 31, 2002, the gross carrying amount of these assets was $204.9 million and $201.3 million and the related accumulated amortization was $88.1 million and $79.7 million, respectively. Amortization expense was $8.4 million and $7.6 million for the three months ended March 31, 2003 and 2002, respectively. Amortization expense is estimated to be $25.1 million for the remainder of 2003, $31.3 million in 2004, $22.2 million in 2005, $18.8 million in 2006, and $11.6 million in 2007.

Verizon New England Inc.

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

RESULTS OF OPERATIONS

We reported net income of $406.4 million for the three month period ended March 31, 2003, compared to net income of $139.7 million for the same period in 2002. Our reported results included the following special item:

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143 we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Income before the cumulative effect of the change in accounting principle, decreased by $102.8 million, or 73.6% in the first quarter of 2003, compared to the first quarter of 2002, as a result of the pre-tax impact of operating revenues, operating expenses and other results as described in the following sections.

OPERATING REVENUES

(Dollars in Millions)

	Three Months Ended March 31,
	2003	2002

Local services	$546.1	$581.0
Network access services	363.7	386.8
Long distance services	83.9	98.6
Other services	40.9	51.3

Total	$1,034.6	$1,117.7

Verizon New England Inc.

LOCAL SERVICES

2003-2002	(Decrease)

Three Months	$(34.9)	(6.0)%

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

Local service revenues declined in the first three months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 7.2% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by increased sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Three Months	$(23.1)	(6.0)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services, including digital subscriber lines (DSL).

The decrease in network access revenues in the first three months of 2003 was mainly attributable to price reductions associated with federal and state price cap filings and the effect of a one-time settlement with a carrier in the first quarter of 2002. Network access revenues were also lower due to a decline in switched minutes of use of 9.5% from March 31, 2002, reflecting the impact of the soft economy and wireless substitution.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Three Months	$(14.7)	(14.9)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line and operator services associated with long distance calls.

Long distance service revenues declined in the first three months of 2003 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and lower access line growth due to the soft economy also affected long distance service revenue growth.

Verizon New England Inc.

OTHER SERVICES

2003-2002	(Decrease)

Three Months	$(10.4)	(20.3)%

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

Other service revenues decreased in the first three months of 2003 primarily due to a decrease in late payment fees and lower facilities rental revenues. These decreases were partially offset by higher billing and collection revenues.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Three Months	$16.1	4.4%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The increase in cost of services and sales in the first quarter of 2003 was mainly driven by lower net pension and other post-retirement benefit income and higher costs allocated from affiliates associated with cost of services. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the three month period ended March 31, 2003, the company recorded pension and postretirement benefit expenses (after consideration of capitalized costs) of $4.9 million, compared to pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $25.9 million for the same period in 2002. In addition, cost of services and sales increased due to the ongoing impact of adopting SFAS No. 143, effective January 1, 2003.

These cost increases were partially offset by lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. Cost of services and sales in the first quarter of 2003 was also lower due to the effect of work force reductions over the past year.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon New England Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Three Months	$(13.8)	(6.6)%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The decline in SG&A expense was primarily driven by lower general and administrative costs allocated from affiliates. In addition, bad debt expenses were lower in the first three months of 2003 as a result of improved collections, customer deposit requirements and lower accounts receivable. These decreases were partially offset by higher benefit costs associated with selling, general and administrative functions.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Three Months	$(17.8)	(6.0)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. These decreases were partially offset by growth in depreciable telephone plant.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

2003-2002	(Decrease)

Three Months	$(57.7)	nm %

nm – Not meaningful

Other income and (expense), net includes equity income (losses), interest income, gains and losses on early extinguishment of debt and other nonoperating income and expense items. As a result of the reintegration of Verizon Ventures III Inc. (Ventures III) on February 1, 2003, we no longer recognize equity income (losses) from this investment. (See Note 7 to the condensed financial statements.)

The decrease in other income and (expense), net was primarily attributable to higher equity losses in the first quarter of 2003, as compared to the same period in 2002, from our investment in Ventures III.

Verizon New England Inc.

INTEREST EXPENSE

2003-2002	Increase

Three Months	$3.1	7.8%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense increased in the first three months of 2003, over the same period in 2002, primarily due to the effect of higher levels of long-term debt and lower capitalized interest costs resulting from lower levels of average telephone plant under construction. These increases were partially offset by lower average levels of short-term debt with an affiliate and lower interest rates in the first quarter of 2003.

EFFECTIVE INCOME TAX RATES

Three Months Ended March 31,

2003	59.2%
2002	36.2%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to the effect of higher equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

OTHER MATTERS

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the Telecommunications Act of 1996 (the 1996 Act).

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

Verizon New England Inc.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 37 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 19 additional MSAs in the former GTE territory. In addition, the FCC has found that in 22 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. The U.S. Supreme Court subsequently declined to review that decision.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

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

Verizon New England Inc.

as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

State Regulation of Rates and Services

Maine

The Maine Public Utilities Commission (PUC) has opened a proceeding in which it is addressing the Maine Supreme Judicial Court’s remand of the PUC’s decision concerning the Alternative Form of Regulation plan.

Massachusetts

In April 2001, we filed with the Massachusetts Department of Telecommunications and Energy (DTE) a proposed alternative regulatory plan to replace the price regulation plan that was to expire in August 2001. On May 8, 2002, the DTE issued its decision in Phase I of the case in which it found that we had demonstrated the existence of sufficient competition for most of its retail business services and granted us pricing flexibility on the services. Price increases are not constrained. Price decreases are subject to price floor requirements. In addition, the DTE ruled that we should reduce state switched access prices to interstate levels on a revenue neutral basis by increases in the residence dial tone rate. With respect to residence services, the DTE tentatively concluded that we should have pricing flexibility for non-basic services but that increases in basic services should be limited. On April 11, 2003, the DTE issued its Phase II Order. The DTE confirmed its earlier findings regarding pricing flexibility for most retail business services and residence non-basic services, including second dial tone lines. The DTE also approved rate reductions for state switched access prices to interstate levels with corresponding increases in residence dial tone rates. However, the DTE determined that any further pricing flexibility for residence basic services will be dependent on us making a showing of sufficient competition for those services. The DTE also approved proposals by us for: elimination of the separate residence TouchTone service charges with corresponding increases on a revenue neutral basis in the residence dial tone rate; an increase in the credit for residence Lifeline service for eligible customers; and a continuation of the existing retail Service Quality Plan modified to provide for a one-time service credit, if applicable, on an annual basis. We made a compliance filing on May 1, 2003 which contained the approved regulatory plan and rate changes for effect June 1, 2003, including an increase of $2.45 in the monthly residence dial tone rate.

On July 11, 2002, the DTE issued a comprehensive order in which it ruled on the cost studies used for setting our prices for UNEs. We and other parties filed motions for reconsideration of various portions of the order. On January 14, 2003, the DTE issued its ruling on the motions and directed us to file new cost studies consistent with the rulings within 30 days. We made our compliance cost study filing on February 13, 2003, and a DTE decision on that filing is pending.

Rhode Island

On March 31, 2003, the Rhode Island Public Utilities Commission issued an order adopting the modified stipulation approved on January 10, 2003.

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

Verizon New England Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was furnished on March 19, 2003, containing certification statements to the Securities and Exchange Commission, signed by the Chairman of the Board and Chief Executive Officer and by the Chief Financial Officer.

Verizon New England Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New England Inc.

Date: May 13, 2003	By	/S/ EDWIN F. HALL

Edwin F. Hall
Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE T. BABBIO, JR.
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ LAWRENCE R. WHITMAN
Lawrence R. Whitman
Chief Financial Officer

Verizon New England Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.