Form 10-Q
period 2003-06-30
VERIZON NEW ENGLAND INC
filed 2003-08-12
CIK 71344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-1150

VERIZON NEW ENGLAND INC.

A New York Corporation	I.R.S. Employer Identification No. 04-1664340

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

Yes  ☐  No  ☒

Verizon New England Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three and Six Months Ended June 30, 2003 and 2002	1

	Condensed Balance Sheets
	June 30, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Six Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	9

Item 4.	Controls and Procedures	17

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Exhibit Index		20

Verizon New England Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002	2003	2002

Operating Revenues (including $59.0, $52.6, $115.9 and $103.4 from affiliates)	$1,043.7	$1,103.6	$2,078.3	$2,221.3

Operating Expenses (including $209.3, $226.9, $410.7 and $399.9 to affiliates)
Cost of services and sales (exclusive of items shown below)	374.1	289.5	759.1	658.4
Selling, general and administrative expense	314.9	372.9	509.1	580.9
Depreciation and amortization	271.1	298.9	548.0	593.6

Total Operating Expenses	960.1	961.3	1,816.2	1,832.9

Operating Income	83.6	142.3	262.1	388.4

Other income and (expense), net (including $5.7, $6.1, $(40.3) and $25.1 from affiliates)	1.9	8.2	(43.1)	20.9

Interest expense (including $2.4, $2.9, $4.6 and $7.1 to affiliates)	39.3	39.2	82.4	79.2

Income before provision for income taxes and cumulative effect of change in accounting principle	46.2	111.3	136.6	330.1

Provision for income taxes	16.1	41.7	69.6	120.8

Income Before Cumulative Effect of Change in Accounting Principle	30.1	69.6	67.0	209.3

Cumulative effect of change in accounting principle, net of tax	—	—	369.5	—

Net Income	$30.1	$69.6	$436.5	$209.3

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$97.5	$284.2
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $212.1 and $231.9	893.8	843.5
Affiliates	229.1	374.9
Material and supplies	28.4	33.0
Prepaid expenses	44.9	64.9
Deferred income taxes	73.3	61.8
Other	119.4	117.9

	1,486.4	1,780.2

Plant, property and equipment	17,340.2	17,259.2
Less accumulated depreciation	10,424.5	10,735.0

	6,915.7	6,524.2

Intangible assets, net	108.7	121.6

Prepaid pension asset	169.3	144.1

Other assets	429.6	431.6

Total assets	$9,109.7	$9,001.7

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	June 30, 2003	December 31, 2002

	(Unaudited)
Current liabilities
Debt maturing within one year:
Note payable to affiliate	$712.4	$345.2
Current portion of long-term debt:
Affiliate	—	200.0
Other	.1	225.1
Accounts payable and accrued liabilities:
Affiliates	612.5	834.6
Other	624.8	804.0
Other current liabilities	202.5	156.2

	2,152.3	2,565.1

Long-term debt	2,480.1	2,624.8

Employee benefit obligations	1,763.9	1,730.5

Deferred credits and other liabilities
Deferred income taxes	521.8	230.8
Unamortized investment tax credits	22.1	23.1
Other	183.9	185.0

	727.8	438.9

Shareowner’s investment
Common stock – one share, without par value	1.0	1.0
Additional paid-in capital	1,586.8	1,520.1
Reinvested earnings	650.3	373.8
Accumulated other comprehensive loss	(252.5)	(252.5)

	1,985.6	1,642.4

Total liabilities and shareowner’s investment	$9,109.7	$9,001.7

See Notes to Condensed Financial Statements.

Verizon New England Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$664.4	$717.6

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(320.2)	(393.4)
Net change in short-term investments	186.7	174.6
Change in note receivable from affiliate	—	37.2
Investment in unconsolidated business	(66.3)	(8.7)

Net cash used in investing activities	(199.8)	(190.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	464.9
Early extinguishment of debt	(160.0)	(300.0)
Principal repayments of borrowings	(225.0)	—
Principal repayments of long-term note payable to affiliate	(200.0)	—
Change in note payable to affiliate	367.2	(485.7)
Dividends paid	(317.0)	(211.0)
Capital contribution from parent	66.3	8.7
Net change in outstanding checks drawn on controlled disbursement accounts	3.9	(4.2)

Net cash used in financing activities	(464.6)	(527.3)

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2003	2002	2003	2002
Net income, as reported	$30.1	$69.6	$436.5	$209.3
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.1	—	.1	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.2)	(2.5)	(.4)	(5.0)

Pro forma net income	$30.0	$67.1	$436.2	$204.3

After-tax compensation expense for other stock-based compensation included in net income as reported for the three and six months ended June 30, 2003 and 2002 was not material.

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

Verizon New England Inc.

expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

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

3.    Financial Instruments

The ongoing effect of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” on our financial statements is determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the three and six months ended June 30, 2003 and 2002, there was no material impact to our results of operations for the mark-to-market adjustment on our interest rate swaps.

4.    Dividend

On August 1, 2003, we declared and paid a dividend in the amount of $170.0 million to our parent, NYNEX.

5.    Debt

On June 30, 2003, a $200.0 million promissory note with an affiliated company, Verizon NSI Holdings, Inc., matured. The note carried a floating interest rate priced at 3 month LIBOR plus 20 bps, reset and paid quarterly.

On June 30, 2003, we redeemed the entire outstanding principal amount of our $100.0 million 7 7/8% debentures due on September 1, 2022. We recorded a loss of $4.4 million to other income and (expense), net due to this redemption.

On March 15, 2003, $225.0 million 6 1/4% debentures matured.

On March 6, 2003, we redeemed the entire outstanding principal amount of our $60.0 million 4 5/8% debentures due July 1, 2005. There was no material impact to our results of operations due to this redemption.

On May 10, 2002, we issued $480 million 7% debentures due on May 15, 2042, at par. Proceeds from this sale of $464.9 million were used to refinance or repay a portion of our existing indebtedness and for general corporate purposes.

On March 1, 2002, we redeemed the entire outstanding principal amount of our $100.0 million 6 1/8% debentures due on October 1, 2006, $125.0 million 6 3/8% debentures due on September 1, 2008, and $75.0 million 9% debentures due on August 1, 2031. We recorded a loss of $7.0 million to other income and (expense), net due to these redemptions.

Verizon New England Inc.

6.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$1.0	$1,520.1	$373.8	$(252.5)
Net income			436.5
Capital contribution from parent		66.3
Dividend declared			(160.0)
Other		.4

Balance at June 30, 2003	$1.0	$1,586.8	$650.3	$(252.5)

Net income and comprehensive income were the same for the six months ended June 30, 2003 and 2002.

7.    Investment in Verizon Ventures III Inc.

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

8.    Employee Severance and Other Benefit Costs

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

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $72.0 million. In the second quarters of 2002 and 2003, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded special charges of $64.8 million and $37.3 million, respectively. As of June 30, 2003, approximately 2,380 employees have been separated under the 2001, 2002 and 2003 severance programs. Nearly all of the separations under the 2001 and 2002 severance activity have occurred. As of June 30, 2003, our severance liability was $93.2 million, which includes future payments to employees previously separated under the 2001, 2002 and 2003 severance programs. During the first six months of 2003, the company’s severance liability was increased by $40.5 million for special charges and ongoing severance costs and decreased by $45.2 million for payments and the redistribution of severance liabilities across Verizon’s subsidiaries. Severance costs are included in selling, general and administrative expense in our statements of income. We continually evaluate employee levels, and accordingly, we may incur future severance costs.

Verizon New England Inc.

In addition, during the second quarter of 2003, we recorded special charges of $71.9 million in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. The special termination benefits are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Special termination benefits are included in selling, general and administrative expense in our statements of income.

9.    Change in Effective Income Tax Rate

During the six months ended June 30, 2003, our effective income tax rate was 51.0%, as compared to 36.6% for the same period last year. The higher effective tax rate in the first six months of 2003 was primarily due to the effect of higher equity losses associated with our investment in Ventures III, for which we did not recognize income tax benefits.

10.    Commitments and Contingencies

Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters, including environmental matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

From time to time, regulatory decisions require us to assure customers that we will provide a level of service performance that falls within prescribed parameters. There are penalties associated with failing to meet those service parameters and we, from time to time, pay such penalties. We do not expect these penalties to have a material effect on our financial condition, but they could have a material effect on our results of operations.

Verizon New England Inc.

Item 2.	Management’s Discussion and Analysis of Results of Operations
(Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $436.5 million for the six month period ended June 30, 2003, compared to net income of $209.3 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the three and six month periods ended June 30, 2003.

Employee Severance and Other Benefit Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. In the second quarters of 2003 and 2002, we recorded severance costs of $37.3 million and $64.8 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income.

In addition, during the second quarter of 2003, we recorded special charges of $71.9 million in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon-New York’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs. Special termination benefits are included in selling, general and administrative expense in our statements of income.

See Note 8 to the condensed financial statements for additional information.

These and other items affecting the comparison of our results of operations for the six month periods ending June 30, 2003 and 2002 are discussed in the following sections.

Verizon New England Inc.

OPERATING REVENUES

(Dollars in Millions)

	Six Months Ended June 30,
	2003	2002

Local services	$1,107.3	$1,157.7
Network access services	715.8	761.3
Long distance services	164.7	193.9
Other services	90.5	108.4

Total	$2,078.3	$2,221.3

LOCAL SERVICES

2003-2002	(Decrease)

Six Months	$(50.4) (4.4)%

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

Local service revenues declined in the first six months of 2003 primarily due to lower demand and usage of our basic local wireline services. The effects of mandated price reductions on UNEs, technology substitution from wireless services and the lagging economy largely drove the decline in local service revenue growth, as reflected by a decline in switched access lines in service of 5.6% from a year ago. Regulatory pricing rules for UNEs are shifting the mix of access lines from retail to wholesale resulting in more competition for local exchange services. These decreases were partially offset by the effect of higher billings to CLECs for the purchase of UNEs and for interconnection of their network to our network.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Six Months	$(45.5) (6.0)%

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

The decrease in network access revenues in the first six months of 2003 was mainly attributable to declines in switched minutes of use and switched access lines of 10.3% and 5.6%, respectively, from June 30, 2002, reflecting the impact of competition, the soft economy and wireless substitution. Network access revenues were also lower due to federal and state mandated price reductions.

Verizon New England Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Six Months	$(29.2) (15.1)%

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

Long distance service revenues declined in the first six months of 2003 primarily due to the effects of competition and toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and lower access line growth due to the soft economy also affected long distance service revenue growth.

OTHER SERVICES

2003-2002	(Decrease)

Six Months	$(17.9) (16.5)%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers, multiple white page listings and late payment of bills, and fees paid by an affiliate for usage of our directory listings.

Other service revenues decreased in the first six months of 2003 primarily due to a decrease in customer late payment fees and a decrease in revenues, from affiliate sales and services. A decline in public telephone revenues as more customers substituted wireless communication for pay telephone services and lower revenues from CPE sales also contributed to the decline in other service revenues. These decreases were partially offset by higher billing and collection revenues due to an increase in demand for these services.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	Increase

Six Months	$100.7 15.3%

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

The increase in cost of services and sales in the first six months of 2003 was mainly driven by lower net pension and other post-retirement benefit income. The company participates in Verizon Communications Inc.’s (Verizon) defined pension plan and postretirement healthcare and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to current conditions in the securities markets and medical and prescription drug costs trends. The expected rate of return on pension plan assets has been changed from 9.25% in 2002 to 8.50% in 2003 and the expected rate of return on other postretirement benefit plan assets has been changed from 9.10% in 2002 to 8.50% in 2003. The discount rate assumption has been lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption has been increased from 10.00% in 2002 to 11.00% in 2003. For the six month period ended June 30, 2003, the company recorded pension and postretirement benefit expenses (after consideration of capitalized costs) of $9.3 million, compared to pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $51.7 million for the same period in 2002. In addition,

Verizon New England Inc.

cost of services and sales increased as a result of higher costs allocated from affiliates and the expensing of costs of removal in excess of salvage upon adoption of SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Six Months	$(71.8) (12.4)%

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

The decline in SG&A expense in the first six months of 2003 was primarily driven by lower bad debt expense principally due to a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In the second quarter of 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure to WorldCom. In addition, lower employee severance costs and lower gross receipts and property taxes contributed to the decrease in SG&A expense. These decreases were partially offset by higher charges in connection with pension and retirement benefit enhancements and other employee benefit expenses.

DEPRECIATION AND AMORTIZATION

2003-2002	(Decrease)

Six Months	$(45.6) (7.7)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. These decreases were partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

Verizon New England Inc.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Six Months Ended June 30,
	2003	2002	% Change

Interest income	$1.8	$2.9	(37.9)%
Equity income (loss)	(40.4)	24.4	nm
Loss on early extinguishment of debt	(4.4)	(7.0)	37.1
Other, net	(.1)	.6	(116.7)

Total	$(43.1)	$20.9	nm

nm – Not meaningful

We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of the subsidiaries of Verizon. In addition, we had an equity investment in Verizon Ventures III Inc. (Ventures III), an affiliated company. As a result of the reintegration of Ventures III completed on February 1, 2003, we no longer recognize equity income (loss) from this investment. (See Note 7 to the condensed financial statements.)

The decrease in other income and (expense), net was primarily attributable to equity losses recognized in the first six months of 2003, as compared to the same period in 2002, from our investment in Ventures III.

INTEREST EXPENSE

	Six Months Ended June 30,
	2003	2002	% Change

Interest expense	$82.4	$79.2	4.0%
Capitalized interest costs	3.1	7.5	(58.7)

Total interest costs on debt balances	$85.5	$86.7	(1.4)

Debt outstanding	$3,192.6	$3,270.8	(2.4)%

Interest expense increased in the first six months of 2003, over the same period in 2002, primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the condensed financial statements for additional information.

PROVISION FOR INCOME TAXES

	Six Months Ended June 30,
	2003	2002	% Change

Provision for income taxes	$69.6	$120.8	(42.4)%
Effective income tax rate	51.0%	36.6%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was higher for the six months ended June 30, 2003, compared to the same period in 2002, primarily due to the effect of higher equity losses associated with our investment in Ventures III, for which we did not recognize income tax benefits.

Verizon New England Inc.

OTHER MATTERS

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the Telecommunications Act of 1996 (the 1996 Act).

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan continued in effect pending the FCC’s further consideration of its justification of these components. On July 10, 2003, the FCC released an order on remand reaffirming these aspects of its plan. As a result of tariff adjustments which became effective in July 2003, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 56 Metropolitan Statistical Areas (MSAs). In addition, the FCC has found that in 24 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

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

Verizon New England Inc.

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

State Regulation of Rates and Services

Maine

In March 2003, the Maine Public Utilities Commission (PUC) opened a proceeding to address the Maine Supreme Judicial Court’s remand of the PUC’s decision concerning the Alternative Form of Regulation (AFOR) plan. In a decision issued on July 11, 2003, the PUC ruled that it would keep in place the $1.78 increase in our monthly basic exchange rates pending completion of the remand and maintain certain elements (pricing flexibility, Service Quality Index) of the proposed AFOR on an interim basis until a final decision on the remand. The PUC has yet to announce the procedure it will use to determine the framework of an AFOR.

Massachusetts

In May 2003, the Massachusetts Department of Telecommunications and Energy (DTE) issued a final ruling approving with minor modifications our compliance filing implementing the DTE’s alternative regulatory plan. As previously reported, the plan gives us pricing flexibility for most retail business services and residence non-basic services, including second dial tone lines. The DTE also approved rate reductions for state switched access prices to interstate levels with offsetting revenue-neutral increases in residence dial tone rates. Those rate changes became effective on June 1, 2003.

In May 2003, the DTE issued an order in its ongoing investigation of the new rates, terms and conditions under which we are required to make our network available to competitive local exchange carriers. The ruling addressed our compliance cost study

Verizon New England Inc.

filing of February 13, 2003, and associated proposed tariffs, which reflected DTE findings in prior orders issued in the docket. The order required that we adjust several of the cost-study inputs and file a conforming cost study and revised tariffs by June 9, 2003. The DTE subsequently directed additional changes and on July 17, 2003 approved final rates and tariffs. Many of these rates constitute reductions to our prior UNE rates.

Rhode Island

On March 31, 2003, the Rhode Island Public Utilities Commission issued an order adopting the modified stipulation approved on January 10, 2003.

Collective Bargaining Agreement

Associate employees wages, pension and other benefits are determined under contract with unions representing our associate employees. Approximately 84% of our employees are covered by a collective bargaining agreement. On August 2, 2003, the collective bargaining agreement with the unions representing our employees expired. As of 8:00 a.m. on August 12, 2003, those employees have worked without a new contract since the previous contract expired and we continued to negotiate a new agreement with the unions. Once a proposed settlement is reached, it is subject to ratification by the unions’ members.

Verizon New England Inc.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Control over Financial Reporting

There were no significant changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

Verizon New England Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits:

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2003.

Verizon New England Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon New England Inc.

Date: August 12, 2003	By	/s/ EDWIN F. HALL
Edwin F. Hall Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2003.

Verizon New England Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.