Form 10-K
period 2003-12-31
VERIZON NEW ENGLAND INC
filed 2004-03-30
CIK 71344

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Verizon New England Inc.

SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act*:

Title of each class	Name of each exchange on which registered
Thirty year 6 7/8% Debentures, due October 1, 2023	New York Stock Exchange

Forty year 7 7/8% Debentures, due November 15, 2029	“

7% Debentures, Series B, due May 15, 2042	“

*	On March 23, 2004, the Company submitted to the Securities and Exchange Commission an “Application for Withdrawal from Listing Securities Pursuant to Section 12(d) of the Securities Exchange Act of 1934” with respect to each series of securities listed on this Schedule A, other than the 7% Debentures, Series B, due May 15, 2042.

Verizon New England Inc.

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 2004.

Verizon New England Inc.

PART I

Item 1. Business

    (Abbreviated pursuant to General Instruction I(2).)

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

We currently provide two basic types of telecommunications services:

•	Exchange telecommunications service is the transmission of telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

•	Exchange access service links a customer’s premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

As of December 31, 2003, we had approximately 13,600 employees. Approximately 87% of our employees are covered by collective bargaining agreements. Collective bargaining agreements with the unions expire in August 2008.

REGULATION

Telecommunications Act of 1996

We face increasing competition in all areas of our business. The Telecommunications Act of 1996 (the 1996 Act), regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints.

In-Region Long Distance

Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) was largely dependent on satisfying specified requirements. These requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We were required to demonstrate to the Federal Communications Commission (FCC) that our entry into the in-region long distance market would be in the public interest.

On April 16, 2001, February 22, 2002, April 17, 2002, June 19, 2002 and September 25, 2002, the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively. The United States Court of Appeals for the District of Columbia remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. In-region long distance is being offered in these states by a separate non-regulated subsidiary of Verizon as required by law.

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

Verizon New England Inc.

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

As a result of tariff adjustments which became effective in July 2002, we reached the $.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit. The U.S. Court of Appeals for the D.C. Circuit had overturned the FCC’s previous unbundling rules on the grounds that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite.

The text of the order and accompanying rules was released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs).

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements and on the EELs rules, the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a

Verizon New England Inc.

three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. The FCC also has announced that it intends to initiate a rulemaking proceeding to address the regulation of voice over Internet protocol services generally.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a potentially less regulated private carriage arrangement, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

State Regulation of Rates and Services

Maine

In June 2001, the Maine Public Utilities Commission (MPUC) ordered the continuation of an Alternative Form of Regulation (AFOR) for Verizon Maine for a second five-year term. Key aspects of the plan:

•	Eliminates annual filings to adjust rates of core services;

•	Eliminates the 4.5% productivity factor applied in the initial AFOR term;

•	Provides total pricing flexibility for all services except local service, operator services and directory assistance;

•	Allows an increase in local service rates that offsets (in whole or in part) a legislatively required access charge reduction;

•	Rejects proposals to institute over 9,000 retail service quality measures and instead continues the current service quality plan with some modifications; and

•	Requires monitoring of our toll rate/revenue reductions to insure that toll users benefit from the access reductions, either in reduced toll rates from us, or in toll savings from alternative carriers. At the end of a two-year monitoring period that began December 31, 2000, our toll rates/revenues must be $19.8 million lower, or additional cuts in toll rates will be required. Thereafter, toll rates are unrestricted. On February 6, 2003, we filed with the MPUC proof that the required reduction in toll revenues had occurred and that no further regulation of toll prices is required. MPUC consideration of our filing is pending.

The Maine Public Advocate appealed the MPUC’s 2001 AFOR decision to the Maine Supreme Judicial Court, claiming that any extension to the AFOR must be preceded by an investigation of our costs and earnings utilizing traditional rate of return principles. On February 28, 2003, the court ruled that while state law requires that telephone rates under an AFOR are no higher than under rate of return regulation, the MPUC has broad discretion in making such a determination that would not necessarily require a full rate of return inquiry. However, the court vacated and remanded the decision to the MPUC for its failure to expressly make such a determination, or in the alternative that if such a showing cannot be made, that it nonetheless remains in the best interest of ratepayers to proceed with an AFOR. No change in any of our rates was required by the court’s decision while the remand proceeding was pending.

In March 2003, the MPUC opened a proceeding to address the Maine Supreme Judicial Court’s remand of the 2001 AFOR decision. In an order issued on July 11, 2003, the MPUC ruled that it would keep in place the $1.78 increase in our monthly basic exchange rates pending completion of the remand and maintain certain elements (pricing flexibility, Service Quality Index) of the proposed AFOR on an interim basis until a final decision on the remand. On September 25, 2003, the PUC issued an order reinstating the AFOR. Certain parties have appealed that decision to the Maine Supreme Judicial Court and the appeal is pending.

Verizon New England Inc.

Massachusetts

In April 2001, we filed with the Massachusetts Department of Telecommunications and Energy (DTE) a proposed alternative regulatory plan to replace the price regulation plan that was to expire in August 2001. On May 8, 2002, the DTE issued its decision in Phase I of the case in which it found that Verizon New England had demonstrated the existence of sufficient competition for most of its retail business services and granted Verizon New England pricing flexibility on the services. Price increases are not constrained. Price decreases are subject to price floor requirements. In addition, the DTE ruled that Verizon New England should reduce state switched access prices to interstate levels on a revenue neutral basis by increases in residence dial-tone rates. With respect to residence services, the DTE tentatively concluded that we should have pricing flexibility for non-basic services but that increases in basic services should be limited. The DTE directed us to file proposals consistent with its findings.

In May 2003, the DTE issued a final ruling approving with minor modifications our compliance filing implementing the DTE’s alternative regulatory plan. The plan gives us pricing flexibility for most retail business services and residence non-basic services, including second dial-tone lines. The DTE also approved rate reductions for state switched access prices to interstate levels with offsetting revenue-neutral increases in residence dial-tone rates. Those rate changes became effective on June 1, 2003.

New Hampshire

Our operations in New Hampshire are currently subject to rate of return regulation. On January 16, 2004, the New Hampshire Public Utilities Commission (NHPUC) concluded a comprehensive proceeding examining the appropriate cost of capital for us. In its order, the NHPUC set the average weighted cost of capital for us at 8.2%. At present, the newly determined cost of capital has no effect on our retail rates, however, the NHPUC directed us to file revised UNE rates reflecting this new cost of determination by March 16, 2004. Our current UNE rates were approved in 2001 relying upon an average weighted cost of capital of 10.46%. We filed an appeal of the NHPUC decision in federal district court in New Hampshire and sought a preliminary injunction against changes in the UNE rates pending a decision by the court. The NHPUC filed a partial objection to the injunction in which it proposed that the rate changes be stayed during the appeal provided the court include a true-up provision to apply the UNE rates retroactively to March 16, 2004, if the rates survived judicial review. We did not object to that condition, and the court accepted the NHPUC’s recommendation.

Rhode Island

Pursuant to a directive of the Rhode Island Public Utilities Commission (RIPUC), we filed in July 2002 a proposal for a new alternative regulation plan to replace the existing price cap plan that was to expire in December 2002. Following the close of evidentiary hearings in the case, we and the Rhode Island Division of Public Utilities and Carriers (Division) filed a stipulation on December 6, 2002 resolving all issues in the case. The principal components of the stipulated plan are:

•	No index or price cap formula;

•	Pricing flexibility for all business services, subject to a long-run incremental cost (LRIC)-based price floor;

•	We may increase residential basic exchange rates by $1 per year in years one and two. An additional $1 increase in year three will be subject to RIPUC and Division review;

•	We may pass through exogenous changes, subject to a $2.5 million annual cap, but must absorb the first $1 million in exogenous changes in the year in which approval is sought;

•	We will continue our voluntary funding of a discount program for Internet access for schools and libraries at up to $2 million per year until the earlier of December 31, 2004, or the implementation of an alternative funding mechanism (e.g., legislation);

•	The current retail service quality plan is maintained with certain modifications; and

•	The term of the plan is three years.

After further hearing and briefing, the RIPUC approved the stipulation at an open meeting on January 10, 2003, with two modifications. First, the RIPUC imposed limits on price increases for all other non-basic residential services as follows:

•	For services priced at $5 or less, rates may increase 15% per year;

•	For services priced at $5.01 to $10, rates may increase 10% per year;

•	For services priced over $10, rates may increase 5% per year.

Second, we are required to file quarterly reports showing for each wire center in the state the number of access lines served by us and the number and type of access lines served by competitors. On March 31, 2003, the RIPUC issued an order adopting the modified stipulation approved on January 10, 2003.

Verizon New England Inc.

Vermont

In 2000, the Vermont Public Service Board approved a five-year incentive regulation plan that provides us with increased flexibility to introduce and price new products and services. The plan also removes most restrictions on our earnings from Vermont operations during the life of the plan and contains no productivity adjustment. The plan limits our ability to raise prices on existing products and services, and requires revenue reductions of $16.5 million at the outset of the plan, $6.5 million during the first year of the plan and approximately $6.0 million over the subsequent years of the plan. The plan also requires some service quality improvements subject to financial penalty.

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

Local Exchange Services

The ability to offer local exchange services historically has been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdictions. The 1996 Act has significantly increased the level of competition in our local exchange markets.

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

Long Distance Services

We offer intraLATA and interLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. All of our state regulatory commissions permit other carriers to offer intraLATA toll services within the state. A number of our major competitors in the long distance business have strong brand recognition and existing customer relationships.

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

Verizon New England Inc.

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

Verizon New England Inc.

Item 2. Properties

GENERAL

Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

	2003	2002
Central office equipment	46%	46%
Outside communications plant	41	41
Land and buildings	7	6
Furniture, vehicles and other work equipment	4	5
Other	2	2

	100%	100%

“Central office equipment” consists of switching equipment, transmission equipment and related facilities. “Outside communications plant” consists primarily of aerial cable, buried cable, underground cable, conduit and wiring, and telephone poles. “Land and buildings” consists of land and land improvements, and principally central office buildings. “Furniture, vehicles and other work equipment” consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. “Other” property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

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

CAPITAL EXPENDITURES

We continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital spending was approximately $646 million in 2003, $834 million in 2002 and $1,343 million in 2001. Capital spending for those years includes capitalized software and excludes additions under capital leases. Our total investment in plant, property and equipment was approximately $17.5 billion at December 31, 2003 and $17.3 billion at December 31, 2002, including the effect of retirements, but before deducting accumulated depreciation.

Item 3.	Legal Proceedings

There were no proceedings reportable under Item 3.

Item 4.	Submission of Matters to a Vote of Security Holders

(Omitted pursuant to General Instruction I(2).)

Verizon New England Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

(Omitted pursuant to General Instruction I(2).)

Verizon New England Inc.

Item	7. Management’s Discussion and Analysis of Results of Operations

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

The communications services we provide are subject to regulation by the state regulatory commissions of Maine, Massachusetts, New Hampshire, Rhode Island and Vermont with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. For a further discussion of the Company and our regulatory plans, see Item 1—“Business.”

Critical Accounting Policies

A summary of the critical accounting policies used in preparing our financial statements is as follows:

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

Verizon New England Inc.

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, long distance and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided. Customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

In the course of conducting our business, we provide services to and purchase goods and services from affiliated companies. These transactions are supported by tariff rates or contractual agreements, the terms of which require estimates and judgments to fairly value such transactions.

All of our significant accounting policies are described in Note 1 to the financial statements.

Transactions with Affiliates

Our financial statements include transactions with affiliates. The more significant affiliate transactions include revenues earned from Verizon Internet Services Inc., Verizon Long Distance Services, Verizon Wireless Inc. and Verizon Global Networks Inc. for utilization of our network facilities and provision of services.

In addition, our operating revenue and expense include transactions with other Verizon Operating Telephone Companies primarily for the rental of facilities and equipment and interconnection services.

Further, we recognize operating expense in connection with contractual arrangements with affiliates, primarily Verizon Services, for the provision of various centralized services to us. We recognize interest expense in connection with contractual agreements with Verizon Network Funding Corp. for the provision of short-term financing and cash management services. We also pay quarterly dividends to our parent, NYNEX.

See Note 10 to the financial statements for additional information about our transactions with affiliates.

RESULTS OF OPERATIONS

We reported net income of $202.4 million for the year ended December 31, 2003, compared to net income of $233.2 million for the same period in 2002. Our reported results included the following special items:

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the year ended December 31, 2003.

Verizon New England Inc.

Employee Severance and Other Benefit Costs

In 2003, we incurred total pension, benefit and other costs related to severance activities of $338.0 million (excluding amounts allocated from affiliates).

•	Our costs include a charge of $122.1 million related to the voluntary separation of management and associate employees as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

•	We also recorded special charges of $220.8 million in connection with pension and retirement benefit enhancements and estimated costs associated with the July 10, 2003 arbitration ruling. On July 10, 2003, an arbitrator ruled that Verizon New York Inc.’s termination of approximately 2,300 employees in 2002 was not permitted under a union contract; similar cases were pending impacting an additional 1,100 employees in other Verizon subsidiaries, including the company. We offered to reinstate approximately 390 of the company’s impacted employees, and accordingly, we recorded a charge in the second quarter of 2003 representing estimated payments to employees and other related company-paid costs.

•	Further, we recorded a net curtailment gain of $(4.9) million for a significant reduction of the expected years of future service resulting from early retirements.

In 2002, we incurred total pension, benefit and other costs related to severance activities of $191.7 million (excluding amounts allocated from affiliates).

•	Our costs include a charge of $64.8 million in connection with a voluntary separation plan as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.”

•	We also recorded a special charge of $1.3 million in connection with pension and retirement benefit enhancements. Further, we recorded a pension settlement loss of $33.0 million in connection with previously announced employee separations and a net curtailment loss of $92.6 million for a significant reduction of the expected years of future service resulting from early retirements in 2002.

The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Severance, special termination benefits, curtailments and settlement of pension obligations are included in selling, general and administrative expense in our statements of income. As of December 31, 2003, a total of over 2,800 employees have been separated under the 2002 and 2003 severance programs.

See Note 8 to the financial statements for additional information about our employee benefits.

WorldCom Inc.

In 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure to WorldCom Inc. (WorldCom). This charge was recorded in selling, general and administrative expense in our statements of income.

These and other items affecting the comparison of our results of operations for the years ended December 31, 2003 and 2002 are discussed in the following sections.

OPERATING REVENUES

(Dollars in Millions)

Years Ended December 31	2003	2002
Local services	$2,226.6	$2,290.1
Network access services	1,369.2	1,491.5
Long distance services	328.4	368.2
Other services	178.0	215.6

Total	$4,102.2	$4,365.4

Verizon New England Inc.

LOCAL SERVICES

(Decrease)

2003 – 2002	$(63.5)	(2.8)%

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

Local service revenues declined in 2003 primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in switched access lines in service of 5.4% from a year ago. This decline was mainly driven by the effects of competition, regulatory pricing rules for UNEs and technology substitution. Regulatory pricing rules for UNEs, which mandate lower prices from other carriers that use our facilities to provide local exchange services, are putting downward pressure on our revenues by shifting the mix of access lines from retail to wholesale. These decreases were partially offset by the impact of sales of packaged wireline services as a result of expanded new products and pricing plans.

NETWORK ACCESS SERVICES

(Decrease)

2003 – 2002	$(122.3)	(8.2)%

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

The decrease in network access revenues in 2003 was mainly attributable to a decline in subscriber line revenues, as well as a decline in switched minutes of use of 10.6%, from a year ago, reflecting the impact of access line loss and wireless substitution. In addition, the effect of mandated price reductions and other regulatory decisions further contributed to the decrease in network access revenues in 2003.

The FCC regulates the rates that we charge long distance carriers and end-user customers for interstate access services. We are required to file new access rates with the FCC each year. See “Other Matters – FCC Regulation and Interstate Rates” for additional information on FCC rulemakings concerning federal access rates, universal service and unbundling of network elements.

LONG DISTANCE SERVICES

(Decrease)

2003 – 2002	$(39.8)	(10.8)%

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

Long distance service revenues declined in 2003 primarily due to the effects of lower access line growth, technology substitution, as well as the impact of sales of packaged wireline services which include expanded product offerings and pricing plans.

Verizon New England Inc.

OTHER SERVICES

(Decrease)

2003 – 2002	$(37.6)	(17.4)%

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

Other service revenues decreased in 2003 primarily due to a decrease in customer late payment fees and a decline in public telephone revenues as more customers substituted wireless communication for pay telephone services.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

Increase

2003 – 2002	$209.7	14.7%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense. Cost of services and sales includes allocated costs from affiliates.

The increase in cost of services and sales in 2003 was mainly driven by lower net pension and other postretirement benefit income. The company participates in Verizon’s defined pension plan and postretirement health care and life insurance plans. As of December 31, 2002, Verizon changed key employee benefit plan assumptions in response to conditions in the securities markets at that time and medical and prescription drug cost trends. The expected rates of return on pension plan assets and other postretirement benefit plan assets were changed from 9.25% in 2002 to 8.50% in 2003. The discount rate assumption was lowered from 7.25% in 2002 to 6.75% in 2003 and the medical cost trend rate assumption was 10.00% in 2003 and 11.00% in 2002. As a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in the fourth quarter of 2003, we began recording retiree health care costs as if there were no caps in the fourth quarter of 2003. The overall impact of these assumption changes, combined with the impact of lower than expected actual asset returns over the past three years, reduced pension income, net of postretirement benefit expenses (primarily in cost of services and sales), compared to 2002. During 2003, we recorded pension and postretirement benefit expenses (after consideration of capitalized costs) of approximately $45 million, compared to pension income, net of postretirement benefit expenses (after consideration of capitalized costs) of $104 million in 2002. Cost of services and sales also increased due to the expensing of costs of removal in excess of salvage upon adoption of SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates. The impact of additional overtime pay due to higher weather-related repair volumes and contingency costs to maintain operational readiness during recent labor negotiations further contributed to the increase in cost of services and sales expense.

These cost increases were partially offset by lower access and transport costs. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 FCC order addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

See “Other Matters – Intercarrier Compensation” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon New England Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Increase

2003 – 2002	$183.8	14.8%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense. SG&A expense includes allocated costs from affiliates.

The increase in SG&A expense in 2003 was driven by higher employee costs of approximately $350 million primarily attributable to higher incurred costs and allocated costs from affiliates related to severance activities, as described in “Results of Operations.” These increases were partially offset by a reduction in bad debt expense in 2003 principally as a result of a reduction in uncollectible accounts receivable, improved collections and additional customer deposit requirements. In 2002, we recorded an impairment charge driven by our financial statement exposure to WorldCom. A decline in taxes other than income further offset cost increases in 2003.

DEPRECIATION AND AMORTIZATION EXPENSE

(Decrease)

2003 – 2002	$(71.5)	(6.2)%

Depreciation and amortization expense decreased principally due to the effect of lower rates of depreciation, as well as the favorable impact of adopting SFAS No. 143, effective January 1, 2003. These decreases were partially offset by growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

	Years Ended December 31
	2003	2002	% Change
Interest income	$3.5	$4.5	(22.2)%
Equity income (loss) from affiliates	(42.5)	29.5	nm
Loss on early extinguishment of debt	(4.4)	(37.8)	88.4
Other, net	.1	—	100.0

Total	$(43.3)	$(3.8)	nm

nm – not meaningful

We have an investment in Verizon Services Group, which we account for under the equity method. Verizon Services Group operates in conjunction with Verizon Services Corp. and Verizon Corporate Services Group Inc. (collectively known as Verizon Services) to provide various centralized services on behalf of the subsidiaries of Verizon. In addition, we had an equity investment in Verizon Ventures III Inc. (Ventures III), an affiliated company. As a result of the reintegration of Ventures III completed on February 1, 2003, we no longer recognize equity income (loss) from this investment. (See Note 10 to the financial statements.)

The decrease in other income and (expense) was primarily attributable to an equity loss recognized in 2003, as compared to equity income recognized in 2002, partially offset by a lower loss on the early extinguishment of debt in 2003, as compared to a year ago.

Verizon New England Inc.

INTEREST EXPENSE

	Years Ended December 31
	2003	2002	% Change
Interest expense	$159.5	$163.7	(2.6)%
Capitalized interest costs	5.5	12.5	(56.0)

Total interest costs on debt balances	$165.0	$176.2	(6.4)

Debt outstanding	$3,261.8	$3,395.1	(3.9)%

The decline in interest expense in 2003, from a year ago, was primarily due to changes in the mix of short- and long-term interest rates and changes in the levels of debt during each period.

See Note 5 to the financial statements for additional information about our debt.

INCOME TAX BENEFIT (PROVISION)

	Years Ended December 31
	2003	2002	% Change
Income tax benefit (provision)	$81.9	$(138.3)	nm
Effective income tax rate	32.9%	37.2%

nm – not meaningful

The effective income tax rate is the (provision) benefit for income taxes as a percentage of income (loss) before (provision) benefit for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower in 2003, as compared to 2002, primarily due to the impact of our investment in Verizon Services Group and Ventures III relative to pretax losses in 2003, compared to pretax income in 2002.

You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 9 to the financial statements.

CONTRACTUAL OBLIGATIONS

The following table provides a summary of our contractual obligations at December 31, 2003. Additional detail about these items is included in the notes to the financial statements.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt (see Note 5)	$2,756.0	$—	$.8	$125.8	$2,629.4
Capital lease obligations (see Note 4)	.9	.1	.2	.3	.3
Interest on long-term debt	3,080.1	179.1	358.1	343.8	2,199.1
Operating leases (see Note 4)	247.2	43.7	78.8	60.2	64.5

Total contractual obligations	$6,084.2	$222.9	$437.9	$530.1	$4,893.3

Verizon New England Inc.

OTHER MATTERS

In-Region Long Distance

Under the Telecommunications Act of 1996 (the 1996 Act), our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) was largely dependent on satisfying specified requirements. The requirements included a 14-point “competitive checklist” of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We were required to demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

On April 16, 2001, February 22, 2002, April 17, 2002, June 19, 2002, and September 25, 2002, the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively. The United States Court of Appeals for the District of Columbia remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. Since April 26, 2001, March 7, 2002, April 30, 2002, July 1, 2002 and October 23, 2002 in-region long distance service is being offered in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively, by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2003, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the 1996 Act.

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

As a result of tariff adjustments which became effective in July 2002, we reached the $.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high-cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On October 16, 2003, in response to a previous court decision, the FCC announced a decision providing additional justification for its non-rural high-cost universal support mechanism and modifying it in part. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

Unbundling of Network Elements

On February 20, 2003, the FCC announced a decision adopting new rules defining the obligations of incumbent local exchange carriers to provide competing carriers with access to UNEs. The decision was the culmination of an FCC rulemaking referred to as its triennial review of its UNE rules, and also was in response to a decision by the U.S. Court of Appeals for the D.C. Circuit. The U.S. Court of Appeals for the D.C. Circuit had overturned the FCC’s previous unbundling rules on the grounds that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite.

Verizon New England Inc.

The text of the order and accompanying rules was released on August 21, 2003. With respect to broadband facilities, such as mass market fiber to the premises loops and packet switching, that order generally removed unbundling obligations under Section 251 of the 1996 Act. With respect to narrowband services, the order generally left unbundling obligations in place, with certain limited exceptions, and delegated to state regulatory proceedings a further review. The order also provided a new set of criteria relating to when carriers may purchase a combination of unbundled loops and transport elements known as enhanced extended loops (EELs).

The FCC’s order significantly increases arbitrage opportunities by making it easier for carriers to use EELs for non-local service at regulated prices set using the pricing formula that applies to UNEs rather than competitive special access prices. In addition, the FCC’s order eliminates important safeguards that protected against this kind of arbitrage, including the FCC’s previous rule against co-mingling unbundled elements and other services.

Multiple parties, including Verizon, appealed various aspects of the decision. Multiple parties also have asked the FCC to clarify or reconsider various aspects of its order, and Verizon has petitioned the FCC to make clear that any broadband facilities that do not have to be unbundled under Section 251 of the 1996 Act also do not have to be unbundled under another provision of the 1996 Act. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit issued an order upholding the FCC in part, and overturning its order in part. The court upheld the FCC with respect to broadband facilities. On the narrowband unbundling requirements and on the EELs rules, the court reversed key aspects of the FCC decision. The court’s reversal of the FCC will not go into effect for 60 days following the ruling or until a petition for rehearing is denied or granted.

Intercarrier Compensation

On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $.0015 to $.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to both bill and pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the D.C. Circuit rejected part of the FCC’s rationale for its April 27, 2001 order, but declined to vacate the order while it is on remand. As a result, pending further action by the FCC, the FCC’s underlying order remains in effect.

More generally, the FCC has an ongoing rulemaking that could fundamentally restructure the regulatory regime for intercarrier compensation, including, but not limited to, access charges, compensation for Internet traffic, and reciprocal compensation for local traffic. The FCC also is considering multiple petitions asking it to declare whether, and under what circumstances, services that employ Internet protocol are subject to access charges under current law, or asking it to forbear from any requirement to pay access charges on some such services. The FCC also has announced that it intends to initiate a rulemaking proceeding to address the regulation of voice over Internet protocol services generally.

Broadband Services

The FCC has several ongoing rulemakings considering the regulatory treatment of broadband services. Among the questions at issue are whether to require local telephone companies like Verizon to offer such services as a common carrier or whether such services may be offered under a potentially less regulated private carriage arrangement, and whether to declare broadband services offered by local telephone companies as non-dominant and what the effect should be of any such classification.

Subsequent Events

On February 2, 2004, we declared and paid a dividend in the amount of $54.0 million to our parent, NYNEX.

On January 30, 2004, we issued a $220.0 million promissory note to an affiliated company Verizon NSI Holdings Inc. (VNSHI). The note matures on January 30, 2009 and carries a floating interest rate priced at 3 month LIBOR plus 37bps, reset and paid quarterly.

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

The following table summarizes the fair values of our long-term debt and interest rate derivatives as of December 31, 2003 and 2002. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate or our variable-rate medium-term borrowing from an affiliate since they are not significantly affected by changes in market interest rates.

	December 31
	2003	2002
	(Dollars in Millions)
Fair value of long-term debt and interest rate derivatives	$2,895.6	$2,974.0
Fair value assuming a +100-basis-point shift	2,702.8	2,793.1
Fair value assuming a –100-basis-point shift	3,070.7	3,142.9

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

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth on Pages F-1 through F-26.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this annual report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, they have concluded that the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. There were no significant changes in the registrant’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(Omitted pursuant to General Instruction I(2).)

Item 11.	Executive Compensation

(Omitted pursuant to General Instruction I(2).)

Verizon New England Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(Omitted pursuant to General Instruction I(2).)

Item 13.	Certain Relationships and Related Transactions

(Omitted pursuant to General Instruction I(2).)

Item 14.	Principal Accountant Fees and Services

The Audit and Finance Committee of Verizon serves the audit committee function for us.

Fees for services provided to us by Ernst & Young LLP, our independent auditor, during 2003 and 2002 were as follows:

	2003	2002
	(Dollars in Millions)
Audit fees	$.8	$.8
Audit-related fees*	.4	.3
Tax fees*	.1	.1
All other fees*	—	.1

*	Audit-related fees primarily include regulatory audits, due diligence procedures and accounting consultations. Tax fees primarily consist of state and local tax consultations. All other fees represent other advisory services. Verizon’s Audit and Finance Committee considered, in reliance on management and the independent auditor, whether the provision of these services is compatible with maintaining the independence of Ernst & Young.

Verizon’s Audit and Finance Committee has established policies and procedures regarding pre-approval of all services provided by the independent auditor. At the beginning of the fiscal year, the Committee pre-approves the engagement of the independent auditor to provide audit services based on fee estimates. The Committee also pre-approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Committee receives a report at each meeting on the status of services provided or to be provided by the independent auditor and the related fees.

Verizon New England Inc.

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

	3a	Restated Certificate of Incorporation of Verizon New England Inc., dated August 19, 1988. (Exhibit No. (19)ii to Form 10-Q for the period ended March 31, 1989.)

	3a(i)	Certificate of Amendment of Certificate of Incorporation filed August 1, 2000. (Exhibit 3a(i) to Form 10-Q for the period ended June 30, 2000.)

	3b	By-Laws of the registrant, as amended October 1, 1997. (Exhibit 3b to Form 10-K for the year ended December 31, 2001.)

	4	No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

	12	Computation of Ratio of Earnings to Fixed Charges.

	23	Consent of Independent Auditors.

	31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no Current Reports on Form 8-K filed or furnished during the quarter ended December 31, 2003.

Verizon New England Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON NEW ENGLAND INC.

Date: March 30, 2004	By:	/s/ EDWIN F. HALL
Edwin F. Hall
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2004

/s/ JOHN F. KILLIAN John F. Killian	Chief Financial Officer (Principal Financial Officer) and Director	March 30, 2004

/s/ EDWIN F. HALL Edwin F. Hall	Controller	March 30, 2004

/s/ DONNA C. CUPELO Donna C. Cupelo	Director	March 30, 2004

/s/ BRUCE P. BEAUSEJOUR Bruce P. Beausejour	Director	March 30, 2004

/s/ PAULA L. BROWN Paula L. Brown	Director	March 30, 2004

Verizon New England Inc.

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

Verizon New England Inc.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner

Verizon New England Inc.

We have audited the accompanying balance sheets of Verizon New England Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of income, changes in shareowner’s investment, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule referenced in the index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon New England Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its methods of accounting for stock-based compensation and asset retirement obligations effective January 1, 2003.

/s/Ernst & Young LLP

New York, New York

January 29, 2004

Verizon New England Inc.

STATEMENTS OF INCOME

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001
OPERATING REVENUES (including $238.4, $193.2 and $273.2 from affiliates)	$4,102.2	$4,365.4	$4,650.2

OPERATING EXPENSES (including $1,053.7, $835.9 and $777.3 to affiliates)
Cost of services and sales (exclusive of items shown below)	1,640.5	1,430.8	1,466.2
Selling, general and administrative expense	1,425.0	1,241.2	1,186.1
Depreciation and amortization expense	1,082.9	1,154.4	1,116.4

TOTAL OPERATING EXPENSES	4,148.4	3,826.4	3,768.7

OPERATING INCOME (LOSS)	(46.2)	539.0	881.5
Other income and (expense), net (including $(42.3), $30.8 and $(135.9) from affiliates)	(43.3)	(3.8)	(117.0)
Interest expense (including $8.0, $9.7 and $49.6 to affiliates)	(159.5)	(163.7)	(163.6)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(249.0)	371.5	600.9
Income tax benefit (provision)	81.9	(138.3)	(306.3)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(167.1)	233.2	294.6
Cumulative effect of accounting change, net of tax	369.5	—	.3

NET INCOME	$202.4	$233.2	$294.9

See Notes to Financial Statements.

Verizon New England Inc.

BALANCE SHEETS

(Dollars in Millions)

ASSETS

	December 31
	2003	2002
CURRENT ASSETS
Short-term investments	$200.0	$284.2
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $179.1 and $231.9	823.0	843.5
Affiliates	294.0	374.9
Material and supplies	26.3	33.0
Prepaid expenses	120.1	64.9
Deferred income taxes	131.4	61.8
Other	102.1	117.9

Total current assets	1,696.9	1,780.2

PLANT, PROPERTY AND EQUIPMENT	17,468.4	17,259.2
Less accumulated depreciation	10,717.4	10,735.0

	6,751.0	6,524.2

INTANGIBLE ASSETS, NET	91.9	121.6

PREPAID PENSION ASSET	102.9	144.1

OTHER ASSETS	532.2	431.6

TOTAL ASSETS	$9,174.9	$9,001.7

See Notes to Financial Statements.

Verizon New England Inc.

BALANCE SHEETS

(Dollars in Millions)

LIABILITIES AND SHAREOWNER’S INVESTMENT

	December 31
	2003	2002
CURRENT LIABILITIES
Debt maturing within one year:
Note payable to affiliate	$512.4	$345.2
Current portion of long-term debt:
Affiliate	—	200.0
Other	.1	225.1
Accounts payable and accrued liabilities:
Affiliates	816.9	834.6
Other	732.1	804.0
Other current liabilities	190.0	156.2

Total current liabilities	2,251.5	2,565.1

LONG-TERM DEBT	2,749.3	2,624.8

EMPLOYEE BENEFIT OBLIGATIONS	1,787.2	1,730.5

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	602.3	230.8
Unamortized investment tax credits	21.2	23.1
Other	213.7	185.0

	837.2	438.9

SHAREOWNER’S INVESTMENT
Common stock-one share, without par value	1.0	1.0
Additional paid-in capital	1,587.2	1,520.1
Reinvested earnings	106.2	373.8
Accumulated other comprehensive loss	(144.7)	(252.5)

Total shareowner’s investment	1,549.7	1,642.4

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$9,174.9	$9,001.7

See Notes to Financial Statements.

Verizon New England Inc.

STATEMENTS OF CHANGES IN SHAREOWNER’S INVESTMENT

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001
COMMON STOCK
Balance at beginning of year	$1.0	$1.0	$1.0

Balance at end of year	1.0	1.0	1.0

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year	1,520.1	1,497.4	1,392.5
Distributions of additional paid-in capital to parent	—	—	(95.0)
Capital contribution from parent	66.3	10.0	198.3
Other	.8	12.7	1.6

Balance at end of year	1,587.2	1,520.1	1,497.4

REINVESTED EARNINGS
Balance at beginning of year	373.8	669.6	690.1
Net income	202.4	233.2	294.9
Dividends declared	(470.0)	(529.0)	(316.0)
Other	—	—	.6

Balance at end of year	106.2	373.8	669.6

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(252.5)	—	—
Minimum pension liability adjustment (net of income taxes of $69.9 and $(163.8) and $0)	107.8	(252.5)	—

Balance at end of year	(144.7)	(252.5)	—

TOTAL SHAREOWNER’S INVESTMENT	$1,549.7	$1,642.4	$2,168.0

COMPREHENSIVE INCOME (LOSS)
Net income	$202.4	$233.2	$294.9
Minimum pension liability adjustment (net of income taxes of $69.9 and $(163.8) and $0)	107.8	(252.5)	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$310.2	$(19.3)	$294.9

See Notes to Financial Statements.

Verizon New England Inc.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31

(Dollars in Millions)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change	$(167.1)	$233.2	$294.6
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	1,082.9	1,154.4	1,116.4
Employee retirement benefits	277.2	10.6	(37.9)
Deferred income taxes, net	(9.8)	141.1	64.5
Provision for uncollectible accounts	99.9	228.8	166.6
Equity loss (income) from affiliates	42.5	(29.5)	138.2
Dividends received from equity affiliates	33.1	26.2	28.1
Changes in current assets and liabilities:
Accounts receivable	1.5	(119.7)	(241.0)
Material and supplies	6.7	5.3	(5.6)
Other current assets	(52.7)	(14.2)	5.2
Accounts payable and accrued liabilities	63.1	(22.2)	196.0
Other current liabilities	33.8	(6.0)	(1.6)
Other, net	(107.4)	(119.7)	(227.6)

Net cash provided by operating activities	1,303.7	1,488.3	1,495.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures (including capitalized network and non-network software)	(646.0)	(834.0)	(1,343.2)
Purchases of short-term investments	(200.0)	(284.2)	(266.9)
Proceeds from sale of short-term investments	284.2	266.9	176.5
Investment in unconsolidated business	(66.3)	(8.7)	(198.3)
Net change in note receivable from affiliate	—	107.2	(107.2)
Other, net	—	(1.3)	50.3

Net cash used in investing activities	(628.1)	(754.1)	(1,688.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	295.9	464.9	993.2
Principal repayment of long-term note payable to affiliate	(200.0)	—	—
Principal repayments of borrowings and capital lease obligations	(225.1)	(.1)	(100.0)
Early extinguishment of debt	(160.0)	(475.0)	(50.0)
Net change in note payable to affiliate	167.2	(229.2)	(491.6)
Dividends paid	(627.0)	(498.0)	(190.0)
Distributions of additional paid-in capital	—	—	(145.0)
Capital contribution from parent	66.3	10.0	198.3
Net change in outstanding checks drawn on controlled disbursement accounts	4.2	(6.8)	(22.0)
Other, net	2.9	—	—

Net cash (used in)/provided by financing activities	(675.6)	(734.2)	192.9

NET CHANGE IN CASH	—	—	—
CASH, BEGINNING OF YEAR	—	—	—

CASH, END OF YEAR	$—	$—	$—

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

On April 16, 2001, February 22, 2002, April 17, 2002, June 19, 2002, and September 25, 2002, the FCC released orders approving our applications for permission to enter the in-region long distance markets in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively. The United States Court of Appeals for the District of Columbia has remanded the Massachusetts order to the FCC for further explanation on one issue, but left our long distance authority in effect. Since April 26, 2001, March 7, 2002, April 30, 2002, July 1, 2002 and October 23, 2002 in-region long distance service is being offered in Massachusetts, Rhode Island, Vermont, Maine and New Hampshire, respectively, by a separate non-regulated subsidiary of Verizon as required by law.

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

We held an investment in Verizon Ventures III Inc. (Ventures III), an affiliated company which provided new exchange access services through a separate subsidiary, and was accounted for using the equity method of accounting. We held no ownership interest in Ventures III at December 31, 2003. At December 31, 2002, our ownership interest in Ventures III was 54.03% (see Note 10).

We have reclassified certain amounts from prior periods to conform with our current presentation.

Verizon New England Inc.

Revenue Recognition

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. In general, fixed fees for local telephone, long distance and certain other services are billed one month in advance and recognized the following month when earned. Revenue from other products that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

We recognize revenue for services, in which we bundle the equipment with maintenance and monitoring services, when the equipment is installed in accordance with contractual specifications and ready for the customer’s use. The maintenance and monitoring services are recognized monthly over the term of the contract as we provide the services. Long-term contracts are accounted for using the percentage of completion method. We use the completed contract method if we cannot estimate the costs with a reasonable degree of reliability.

Customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

Maintenance and Repairs

We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Cost of Services and Sales as these costs are incurred.

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

Average Lives (in years)
Buildings	31 –38
Central office equipment	5 – 12
Outside communications plant	16 –50
Furniture, vehicles and other equipment	3 – 15

When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation. (See “Accounting Changes—Asset Retirement Obligations” below.)

We capitalize network software purchased or developed in connection with related plant assets. We also capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

Impairment of Long-Lived Assets

Our plant, property, and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-

Verizon New England Inc.

Lived Assets,” which we adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount (if any) by which the carrying value of the asset exceeds its fair value.

Computer Software Costs

We capitalize the cost of internal-use network and non-network software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Subsequent additions, modifications or upgrades to internal-use network and non-network software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of non-network internal-use software. Capitalized non-network internal-use computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2003 and 2002.

Our other intangible assets consist of non-network internal-use software as follows:

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Millions)
Non-network internal-use software (3 to 7 years)	$205.3	$113.4	$201.3	$79.7

Intangible asset amortization expense was $33.5 million in 2003. Amortization expense is estimated to be $31.4 million in 2004, $22.2 million in 2005, $18.8 million in 2006, $11.6 million in 2007, and $6.7 million in 2008, related to our non-network internal-use software.

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

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expenses related to stock-based employee compensation included in the determination of net income for 2003 are less than what would have been recorded if the fair value method was also applied to previously issued awards (see Note 2 for additional information on the impact of adopting SFAS No. 123).

Verizon New England Inc.

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

Derivative Instruments

We employ risk management strategies to manage our exposure to fluctuations in interest rates. We do not hold derivatives for trading purposes.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments and interpretations, we measure all derivatives, including derivatives embedded in other financial instruments, at fair value and recognize them as either assets or liabilities on our balance sheets. Changes in the fair values of derivative instruments not qualifying as hedges or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings.

2. ACCOUNTING CHANGES

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. As discussed in Note 1, Verizon adopted the fair value recognition provisions of SFAS No. 123 using the prospective method as permitted under SFAS No. 148.

The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Millions)
Net Income, As Reported	$202.4	$233.2	$294.9
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	.2	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.9)	(9.9)	(16.1)

Pro Forma Net Income	$201.7	$223.3	$278.8

After-tax compensation expense for other stock-based compensation included in net income as reported for the years ended December 31, 2003, 2002, and 2001 was not material.

For additional information on assumptions used to determine the pro forma amounts as well as other information related to our stock-based compensation plans, see Note 7.

Verizon New England Inc.

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

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $609.3 million ($369.5 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating expenses for the year ended December 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other income and (expense), net and Income tax benefit (provision).

3. PLANT, PROPERTY AND EQUIPMENT

The following table displays the details of plant, property and equipment, which is stated at cost:

	December 31
	2003	2002
	(Dollars in Millions)
Land	$37.4	$36.7
Buildings	1,095.0	1,048.8
Central office equipment	7,992.5	7,967.5
Outside communications plant	7,233.8	7,031.5
Furniture, vehicles and other work equipment	771.1	791.1
Construction-in-progress	69.4	124.4
Other	269.2	259.2

	17,468.4	17,259.2
Accumulated depreciation	(10,717.4)	(10,735.0)

Total	$6,751.0	$6,524.2

See “Accounting Changes—Asset Retirement Obligations” in Note 2.

Verizon New England Inc.

4. LEASES

We lease certain facilities and equipment for use in our operations under both capital and operating leases. We did not incur any initial capital lease obligations in 2003 and 2002. We incurred initial lease obligations of $1.1 million in 2001.

Capital lease amounts included in plant, property and equipment are as follows:

	December 31
	2003	2002
	(Dollars in Millions)
Capital leases	$1.1	$1.1
Accumulated amortization	(.1)	—

Total	$1.0	$1.1

Total rent expense amounted to $231.9 million in 2003, $207.4 million in 2002 and $187.1 million in 2001. Of these amounts, $161.3 million in 2003, $140.4 million in 2002 and $115.5 million in 2001 were lease payments to affiliated companies for land and buildings.

This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2003:

Years	Capital Leases	Operating Leases
	(Dollars in Millions)
2004	$.1	$43.7
2005	.1	40.7
2006	.2	38.1
2007	.2	33.0
2008	.2	27.2
Thereafter	.4	64.5

Total minimum rental commitments	1.2	$247.2

Less interest and executory costs	(.3)

Present value of minimum lease payments	.9
Less current installments	(.1)

Long-term obligation at December 31, 2003	$.8

5. DEBT

Debt Maturing Within One Year

Debt maturing within one year consists of the following at December 31:

	2003	2002
	(Dollars in Millions)
Note payable to affiliate (VNFC)	$512.4	$345.2
Long-term debt maturing within one year:
Affiliate (VNSHI)	—	200.0
Other	.1	225.1

Total debt maturing within one year	$512.5	$770.3

Weighted average interest rate for notes payable outstanding at year-end	1.1%	1.4%

We have a contractual agreement with an affiliated company, Verizon Network Funding Corp. (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Verizon New England Inc.

Long-Term Debt

Long-term debt consists principally of debentures and notes that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

Description	Interest Rate	Maturity	2003	2002
			(Dollars in Millions)
Forty year debenture	4 5/8%	2005	$—	$60.0
Ten year debenture	6 1/2	2011	1,049.0	1,065.8
Ten year debenture	4 3/4	2013	300.0	—
Thirty year debenture	7 7/8	2022	—	100.0
Thirty year debenture	6 7/8	2023	250.0	250.0
Forty year debenture	7 7/8	2029	349.0	349.0
Forty year debenture	7	2042	480.0	480.0
Ten year note payable	6 1/4	2003	—	225.0
Seven year note payable	7.65	2007	125.0	125.0
Ten year note payable	5 7/8	2009	200.0	200.0

			2,753.0	2,854.8
Other—long-term debt	8	2011	3.0	—
Unamortized discount and premium, net			(7.5)	(5.9)
Note payable with affiliate (VNSHI)	1.6	2003	—	200.0
Capital lease obligations—average rate 6.6%			.9	1.0

Total long-term debt, including current maturities			2,749.4	3,049.9
Less maturing within one year			(.1)	(425.1)

Total long-term debt			$2,749.3	$2,624.8

Our debentures outstanding at December 31, 2003 include a $250.0 million debenture that is callable. The call price is 102.75% of face value.

We are in compliance with all of our debt covenants.

During 2003, we issued $300.0 million of 4 3/4% debentures due on October 1, 2013. Proceeds from this sale of $295.9 million were used to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes. Also in 2003, we recorded a loss of $4.4 million to other income and (expense) associated with early extinguishments of long-term debt. The extinguishments consisted of the following:

•	We redeemed the entire outstanding principal amount of our $100.0 million 7 7/8% debentures due on September 1, 2022. We recorded a loss of $4.4 million to other income and (expense) due to this redemption.

•	We redeemed the entire outstanding principal amount of our $60.0 million 4 5/8% debentures due July 1, 2005. There was no material impact to our results of operations due to this redemption.

During 2002, we issued $480 million of 7% debentures due on May 15, 2042 at par. Proceeds from this sale of $464.9 million were used to refinance a portion of our existing short-term indebtedness, to repay long-term indebtedness and for general corporate purposes. Also in 2002, we recorded a loss of $37.8 million to other income and (expense) associated with early extinguishments of long-term debt. The extinguishments consisted of the following:

•	Our $175.0 million 6.3% notes due in 2012 were subject to a mandatory redemption at 100% of the principal amount plus accrued interest on December 16, 2002. The redemption price was 100% of face value plus accrued interest. During September 2002, we recorded a loss of $30.7 million to other income and (expense) associated with the buyout of the option to remarket these securities.

•	We redeemed $100.0 million of 6 1/8% debentures due on October 1, 2006, $125.0 million of 6 3/8% debentures due on September 1, 2008 and $75.0 million of 9% debentures due on August 1, 2031. We recorded a loss of $7.1 million to other income and (expense) due to these redemptions.

Verizon New England Inc.

Maturities of long-term debt outstanding at December 31, 2003, excluding capital lease obligations and unamortized discount and premium are as follows:

Years	(Dollars in Millions)
2004	$—
2005	.4
2006	.4
2007	125.4
2008	.4
Thereafter	2,629.4

Total long-term debt outstanding	$2,756.0

6. FINANCIAL INSTRUMENTS

Derivatives

The ongoing effect of SFAS No. 133 and related amendments and interpretations on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period. For the years ended December 31, 2003, 2002 and 2001, the mark to market and amortization of an ineffective interest rate swap did not have a material effect on our results of operations or financial position.

We have entered into domestic interest rate swaps to achieve a targeted mix of fixed and variable rate debt. These swaps hedge against changes in the fair value of our debt portfolio. We record the interest rate swaps at fair value in our balance sheet as assets and liabilities and adjust debt for the change in its fair value due to changes in interest rates. The ineffective portions of these hedges were immaterial to our operating results in all periods presented.

Concentrations of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments, trade receivables and interest rate swap agreements. Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $210.8 million in 2003, $235.6 million in 2002 and $259.3 million in 2001.

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

Fair Values of Financial Instruments

The table below provides additional information about our material financial instruments at December 31:

Financial Instrument	Valuation Method
Notes payable to affiliates (VNFC and VNSHI) and short-term investments	Carrying amounts
Debt and interest rate swaps (excluding capital leases)	Future cash flows discounted at current rates

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in Millions)
Debt, interest rate swaps and notes payable to affiliates	$3,260.9	$3,408.0	$3,394.1	$3,519.2

Verizon New England Inc.

7. STOCK INCENTIVE PLANS

Stock-option related employee compensation expense for 2003 grants and the pro forma amounts for prior years (see Note 2) were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	4.0%	3.2%	2.7%
Expected volatility	30.9%	28.5%	29.1%
Risk-free interest rate	3.4%	4.6%	4.8%
Expected lives (in years)	6	6	6

The weighted-average value of options granted during 2003, 2002 and 2001 was $8.41, $12.11 and $15.24, respectively.

Beginning in 2003, stock option grants to some levels of management were reduced, and accompanied by performance-based share awards.

The structure of Verizon’s stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003.

8. EMPLOYEE BENEFITS

We participate in Verizon’s benefit plans. Verizon maintains noncontributory defined benefit pension plans for many of our management and associate employees. The postretirement health care and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company’s share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. We use a measurement date of December 31 for our pension and postretirement health care and life insurance plans.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2003.

Pension and Other Postretirement Benefits

Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Approximately 87% of our employees (associates) are covered by collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon may also periodically amend the benefits in the management plans.

Benefit Cost

	Years ended December 31
	Pension			Health Care and Life
	2003	2002	2001	2003	2002	2001
	(Dollars in Millions)
Net periodic benefit (income) cost	$(64.1)	$(215.4)	$(243.6)	$137.3	$99.1	$91.7

Termination benefits	186.9	.6	114.0	22.0	.7	—
Settlement loss	—	33.0	—	—	—	—
Curtailment loss (gain)	7.2	42.6	—	(12.1)	50.0	—

Subtotal	194.1	76.2	114.0	9.9	50.7	—

Total (income) cost	$130.0	$(139.2)	$(129.6)	$147.2	$149.8	$91.7

As part of a Verizon workforce reduction plan, we have continued to reduce our headcount as allowed under various management and associate employee benefit plans. As a result, we recorded $208.9 million, $1.3 million and $114.0 million in 2003, 2002 and 2001 respectively, in connection with various pension and retirement benefit enhancements. During 2002, we recorded a pension settlement loss of $33.0 million as lump-sum payments exceeded the threshold of service and interest costs. In addition, we recorded a net curtailment gain of $(4.9) million in 2003 and a net curtailment loss of $92.6 million in 2002, associated with a significant reduction of the expected years of future service of present employees, which was largely impacted by employee terminations in 2003 and 2002. The special termination benefits, curtailment and settlement of pension obligations are recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

Verizon New England Inc.

Amounts recognized in the balance sheets at December 31, consist of:

	Pension		Health Care and Life
	2003	2002	2003	2002
	(Dollars in Millions)
Prepaid pension asset	$102.9	$144.1	$—	$—
Employee benefit obligations	679.5	630.5	1,054.5	1,058.6
Other assets	139.1	—	—	—
Accumulated other comprehensive loss	238.6	416.3	—	—

The changes in the employee benefit asset and obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), curtailments, settlements and special termination benefits. As a result of extending and increasing limits (caps) on company payments toward retiree health care costs in connection with the union contracts ratified in 2003, we began recording retiree health care costs as if there were no caps effective in the fourth quarter of 2003 relative to these union contracts.

We evaluate each pension plan to determine whether any additional minimum liability is required. As a result of changes in interest rates and investment returns, an adjustment to the additional minimum pension liability was required for the North Associate Plan. The adjustment in the liability is recorded as a charge or (credit) to Accumulated Other Comprehensive Loss, net of tax, in shareowners’ investment in the consolidated balance sheets.

	Pension
	2003	2002
	(Dollars in Millions)
Increase (decrease) in minimum liability included in other comprehensive income (loss), before tax	$(177.7)	$416.3

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

The weighted-average assumptions used in determining benefit obligations at December 31,

	Pension		Health Care and Life
	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of future increases in compensation	5.00	5.00	4.00	4.00

The weighted-average assumptions used in determining net periodic cost for years ended December 31,

	Pension			Health Care and Life
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected return on plan assets	8.50	9.25	9.25	8.50	9.25	9.25
Rate of compensation increase	5.00	5.00	5.00	4.00	4.00	4.00

In order to project the long-term target investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the following: observable current market interest rates, consensus earnings expectations, historical long-term performance and value-added, and the use of conventional long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the Trust’s long-term asset allocation policy. The projected long-term results are then also compared to the investment return earned over the previous 10-years.

Verizon New England Inc.

The assumed health care cost trend rates at December 31,

	Health Care and Life
	2003	2002	2001
Health care cost trend rate assumed for next year	10.00%	11.00%	10.00%
Rate to which cost trend rate gradually declines	5.00%	5.00%	5.00%
Year the rate reaches level it is assumed to remain thereafter	2008	2007	2005

Medicare Drug Act

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Drug Act) was signed into law. The Medicare Drug Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Verizon sponsors several postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and has elected to recognize the impact of the federal subsidy on their accumulated postretirement benefit obligation and net postretirement benefits costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could impact current accounting for the effects of the Medicare Drug Act.

Savings Plans and Employee Stock Ownership Plans

Substantially all of our employees are eligible to participate in savings plans maintained by Verizon. Verizon maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former NYNEX Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon’s common stock. Verizon recognizes leveraged ESOP cost based on the shares allocated method for this leveraged ESOP which purchased securities after December 15, 1989. We recognize savings plan cost based on our matching obligation attributed to our participating employees. In addition to the ESOP, Verizon also maintains a savings plan for associate employees. We recorded total savings plan costs of $37.2 million in 2003, $37.1 million in 2002 and $43.8 million in 2001.

Severance Benefits

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112. We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $72.0 million. As a result of the Verizon workforce reduction plan in 2003 and 2002, it was determined that the severance liability was not sufficient and we recorded a special charge of $122.1 million and $64.8 million, respectively. Severance costs are included in selling, general and administrative expense in our statements of income. The following table provides an analysis of our severance liability:

Year	Beginning of Year	Charged to Expense (a)	Payments	Other (b)	End of Year
	(Dollars in Millions)
2001	$31.3	$76.8	$(7.7)	$(.7)	$99.7
2002	99.7	66.2	(52.5)	(15.5)	97.9
2003	97.9	129.3	(53.6)	(19.4)	154.2
(a)	Includes (1) accruals for ongoing employee severance costs, (2) special charges of $122.1 million in 2003, $64.8 million in 2002 and $72.0 million in 2001.
(b)	Includes amounts reallocated to other Verizon affiliates. From time to time, Verizon must redistribute across its subsidiaries the amount of severance liability based on actual experience at the companies.

The remaining severance liability includes future contractual payments to employees separated as of the end of the year. As of December 31, 2003, a total of over 2,800 employees have been separated under the 2002 and 2003 severance programs.

Verizon New England Inc.

9. INCOME TAXES

The components of income tax benefit (expense) are presented in the following table:

	Years ended December 31
	2003	2002	2001
	(Dollars in Millions)
Current:
Federal	$73.6	$10.9	$(198.8)
State and local	(1.5)	(8.1)	(43.0)

	72.1	2.8	(241.8)

Deferred:
Federal	(4.9)	(126.9)	(69.5)
State and local	12.8	(17.1)	(6.5)

	7.9	(144.0)	(76.0)

	80.0	(141.2)	(317.8)
Investment tax credits	1.9	2.9	11.5

Total income tax benefit (expense)	$81.9	$(138.3)	$(306.3)

The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Years ended December 31
	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	3.0	4.4	5.4
Investment tax credits	.5	(.5)	(.4)
Equity investments	(6.0)	(2.8)	8.1
True-up for events with no tax consequences	.4	—	3.3
Other, net	—	1.1	(.4)

Effective income tax rate	32.9%	37.2%	51.0%

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax (assets) liabilities are shown in the following table:

	December 31
	2003	2002
	(Dollars in Millions)
Depreciation	$1,252.4	$934.7
Employee benefits	(627.6)	(615.6)
Allowance for uncollectible accounts	(67.9)	(70.5)
Investment tax credits	(8.3)	(9.1)
Other, net	(77.7)	(70.5)

Net deferred tax liability	$470.9	$169.0

Employee benefits include $442.5 million deferred tax asset at December 31, 2003 and $444.1 million at December 31, 2002, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

Verizon New England Inc.

10. TRANSACTIONS WITH AFFILIATES

Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Internet Services Inc., Verizon Wireless Inc., Verizon Long Distance, Verizon Global Networks Inc., Verizon Operating Telephone Companies, Verizon Advanced Data Inc., Verizon Data Services Inc., Verizon Network Funding Corp., Verizon NSI Holdings Inc., Bell Atlantic Administrative Services, Inc., Verizon Ventures III Inc., NYNEX Corporation, Verizon and other affiliates.

Transactions with affiliates are summarized as follows:

	Years Ended December 31
	2003	2002	2001
	(Dollars in Millions)
Operating revenues:
Verizon Internet Services Inc.	$97.6	$62.4	$4.1
Verizon Wireless Inc.	36.1	25.9	29.7
Verizon Long Distance	35.3	18.7	13.5
Verizon Global Networks Inc.	26.1	12.0	4.6
Verizon Services	18.3	26.1	36.7
Verizon Operating Telephone Companies	12.8	12.2	10.9
Verizon Advanced Data Inc.	6.8	32.9	168.2
Other	5.4	3.0	5.5

	238.4	193.2	273.2

Operating expenses:
Verizon Services	952.6	778.7	776.0
Verizon Data Services Inc.	65.0	18.2	4.8
Verizon Advanced Data Inc.	51.5	52.9	6.5
Verizon Wireless Inc.	4.5	2.7	7.9
Verizon Operating Telephone Companies	2.1	1.9	.9
Verizon Long Distance (recovery of costs)	(25.5)	(21.6)	(19.1)
Other	3.5	3.1	.3

	1,053.7	835.9	777.3

Other income and (expense), net:
Equity income (loss) from investees	(42.5)	29.5	(138.2)
Interest income from Verizon Services	.2	.3	.5
Interest income from Bell Atlantic Administrative Services, Inc.	—	.8	1.8
Interest income from Verizon Network Funding Corp.	—	.2	—

	(42.3)	30.8	(135.9)

Interest expense:
Interest expense to Verizon Network Funding Corp.	6.5	5.5	39.8
Interest expense to Verizon NSI Holdings Inc.	1.5	4.2	9.3
Interest expense to Bell Atlantic Administrative Services, Inc.	—	—	.5

	8.0	9.7	49.6

Transfer of advanced data assets from Verizon Ventures III Inc.	4.8	8.7	50.3

Equity contributed to Verizon Ventures III Inc.	66.3	8.7	198.3

Capital contribution from NYNEX	66.3	10.0	198.3

Dividends paid to NYNEX	627.0	498.0	190.0
Distributions of additional paid-in capital to NYNEX	—	—	95.0

Dividends received from affiliates	33.1	26.2	28.1

Outstanding balances with affiliates are reported on the balance sheets at December 31, 2003 and 2002 as Accounts Receivable—Affiliates, Note Payable to Affiliate, Current Portion of Long-term Debt—Affiliate and Accounts Payable and Accrued Liabilities—Affiliates.

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

Verizon Advanced Data Inc.

In 2001, our operating revenues included transactions with Verizon Advanced Data Inc. (VADI) associated with the provision of local and network access services, billing and collection services, and the purchase of unbundled network elements. These revenues were earned from VADI who utilized our facilities to provide advanced data services to their customers. Beginning in 2002, the responsibility for the provision of advanced data services was transferred back to us (see Investment in Verizon Ventures III Inc. below). We continue to earn revenue from VADI for the provision of local telephone services.

Verizon New England Inc.

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

Verizon Network Funding Corp., Bell Atlantic Administrative Services, Inc., and Verizon NSI Holdings Inc.

We recognize interest expense/income in connection with a contractual agreement with an affiliated company, Verizon Network Funding Corp. (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s network services subsidiaries, including us, and invests funds in temporary investments on their behalf. During 2002 and 2001, we also obtained short-term financing from an affiliated company, Bell Atlantic Administrative Services, Inc. (BAAS). As of December 31, 2002, BAAS was no longer a funding source for us. We also recognized interest expense related to a promissory note held by Verizon NSI Holdings Inc.

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

In connection with this reintegration, we received capital contributions from our parent of $66.3 million in the first quarter of 2003, $8.7 million in the first quarter of 2002 and $198.3 million in December 2001. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our total results of operations or financial condition.

Verizon New England Inc.

NYNEX Corporation

We paid cash dividends and cash distributions of additional paid-in capital to our parent company, NYNEX Corporation.

11. COMPREHENSIVE INCOME

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareowner’s investment that, under generally accepted accounting principles, are excluded from net income (loss).

The change in other comprehensive income (loss), net of income tax expense (benefit), is as follows:

	Years ended December 31
	2003	2002	2001
	(Dollars in Millions)
Other comprehensive income (loss):
Minimum pension liability adjustment (net of income taxes of $69.9, $(163.8) and $0)	$107.8	$(252.5)	$—

	$107.8	$(252.5)	$—

Accumulated other comprehensive loss is comprised of the following:

	December 31
	2003	2002
	(Dollars in Millions)
Accumulated other comprehensive loss:
Minimum pension liability adjustment	$(144.7)	$(252.5)

	$(144.7)	$(252.5)

Verizon New England Inc.

12. ADDITIONAL FINANCIAL INFORMATION

The tables below provide additional financial information related to our financial statements:

	December 31
	2003	2002
	(Dollars in Millions)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
Accounts payable—affiliates	$816.4	$834.3
Accounts payable—other	377.9	514.4
Accrued vacation pay	69.2	80.4
Accrued taxes	47.7	57.2
Accrued expenses	207.2	117.3
Interest payable—other	30.1	34.7
Interest payable—affiliate	.5	.3

	$1,549.0	$1,638.6

Other current liabilities:
Advance billings and customer deposits	$49.3	$55.1
Other	140.7	101.1

	$190.0	$156.2

	Years ended December 31
	2003	2002	2001
	(Dollars in Millions)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
Income taxes, net of amounts refunded	$(11.5)	$77.7	$186.2
Interest, net of amounts capitalized	163.2	168.3	162.1

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized	159.5	163.7	163.6
Capitalized interest	5.5	12.5	29.5
Advertising expense	27.3	24.8	18.8
Depreciation expense	1,049.4	1,078.5	1,046.0

Advertising expense includes $27.3 million in 2003, $24.7 million in 2002 and $18.5 million in 2001 allocated to us by Verizon Services.

We classified $12.8 million, $8.6 million and $15.4 million of bank overdrafts as accounts payable at December 31, 2003, 2002 and 2001, respectively.

In 2002, we recorded an impairment charge of $43.5 million driven by our financial statement exposure to WorldCom Inc. This charge was recorded in selling, general and administrative expense in our statements of income.

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

15. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarter Ended	Operating Revenues	Operating Income (Loss)	Income (Loss) Before Cumulative Effect of Accounting Change	Net Income (Loss)
	(Dollars in Millions)
2003:
March 31	$1,034.6	$178.5	$36.9	$406.4
June 30 (a)	1,043.7	83.6	30.1	30.1
September 30	1,021.2	107.5	50.6	50.6
December 31 (b)	1,002.7	(415.8)	(284.7)	(284.7)

Total	$4,102.2	$(46.2)	$(167.1)	$202.4

2002:
March 31	$1,117.7	$246.1	$139.7	$139.7
June 30 (c)	1,103.6	142.3	69.6	69.6
September 30 (d)	1,068.8	130.7	38.4	38.4
December 31 (e)	1,075.3	19.9	(14.5)	(14.5)

Total	$4,365.4	$539.0	$233.2	$233.2

(a)	Results of operations for the second quarter of 2003 include a $63.2 million after-tax charge for employee severance and special termination benefits.
(b)	Results of operations for the fourth quarter of 2003 include a $148.7 million after-tax charge for employee severance, curtailment and special termination benefits.
(c)	Results of operations for the second quarter of 2002 include a $42.1 million after-tax charge for employee severance.
(d)	Results of operations for the third quarter of 2002 include a $15.0 million after-tax charge for a pension settlement loss.
(e)	Results of operations for the fourth quarter of 2002 include a $67.5 million after-tax charge for curtailment and settlement losses and special termination benefits.

16. SUBSEQUENT EVENTS (unaudited)

On February 2, 2004, we declared and paid a dividend in the amount of $54.0 million to our parent, NYNEX.

On January 30, 2004, we issued a $220.0 million promissory note to an affiliated company Verizon NSI Holdings Inc. (VNSHI). The note matures on January 30, 2009 and carries a floating interest rate priced at 3 month LIBOR plus 37bps, reset and paid quarterly.

Verizon New England Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Millions)

		Additions
Description	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts Note(a)	Deductions Note (b)	Balance at End of Period
Allowance for Uncollectible
Accounts Receivable:

Year 2003	$231.9	$99.9	$51.6	$204.3	$179.1

Year 2002	142.2	228.8	84.5	223.6	231.9

Year 2001	82.1	166.6	75.5	182.0	142.2

Merger-Related Costs:

Year 2003	$—	$—	$—	$—	$—

Year 2002	34.9	—	—	34.9	—

Year 2001	38.7	—	4.8	8.6	34.9

(a)	Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered and accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.
(b)	Amounts written off as uncollectible, reallocated to other Verizon affiliates, transferred to other accounts, utilized or paid. From time to time, Verizon must redistribute across its subsidiaries the amount of the severance liability based on actual experience at the companies.

Verizon New England Inc.

Form 10-K for 2003

File No. 1-1150

EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

Exhibit Number
3a		Restated Certificate of Incorporation of Verizon New England Inc., dated August 19, 1988. (Exhibit No. (19)ii to Form 10-Q for the period ended March 31, 1989.)

3a	(i)	Certificate of Amendment of Certificate of Incorporation filed August 1, 2000. (Exhibit 3a(i) to Form 10-Q for the period ended June 30, 2000.)

3b		By-Laws of the registrant, as amended October 1, 1997. (Exhibit 3b to Form 10-K for the year ended December 31, 2001.)

4		No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

12		Computation of Ratio of Earnings to Fixed Charges.

23		Consent of Independent Auditors.

31a		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.